Form 10-Q
period 2019-07-31
Zoom Video Communications, Inc.
filed 2019-09-13
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File Number 001-38865
___________________________________________________________________
Zoom Video Communications, Inc.
(Exact name of registrant as specified in its Charter)
___________________________________________________________________

Delaware	61-1648780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Almaden Boulevard, 6th Floor
San Jose, California 95113
(Address of principal executive offices and Zip Code)
(888) 799-9666
(Registrant’s telephone number, including area code)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	ZM	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 23, 2019 the number of shares of the registrant’s Class A common stock outstanding was 56,887,819 and the number of shares of the registrant’s Class B common stock outstanding was 216,664,088.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2019

		Page
	PART I – Financial Information	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of July 31, 2019 and January 31, 2019	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 31, 2019 and 2018	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended July 31, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2019 and 2018	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

	PART II – Other Information	34

Item 1.	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60
	Signatures	61

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, including our statements regarding the benefits and timing of the roll-out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments and cash provided by sales of our products and services to meet our liquidity needs; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I—Financial Information
Item 1. FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$213,886	$63,624
Marketable securities	541,380	112,777
Accounts receivable, net of allowances of $4,401 and $2,071 as of July 31, 2019 and January 31, 2019, respectively	95,682	63,613
Deferred contract acquisition costs, current	35,502	26,453
Prepaid expenses and other current assets	29,609	10,252
Total current assets	916,059	276,719
Deferred contract acquisition costs, non-current	37,688	29,063
Property and equipment, net	51,987	37,275
Operating lease right-of-use assets	51,126	—
Other assets, non-current	13,063	11,508
Total assets	$1,069,923	$354,565
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$819	$4,963
Accrued expenses and other current liabilities	64,586	32,256
Deferred revenue, current	163,591	115,122
Total current liabilities	228,996	152,341
Deferred revenue, non-current	17,816	10,651
Operating lease liabilities, non-current	48,104	—
Other liabilities, non-current	31,211	39,460
Total liabilities	326,127	202,452
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share, zero and 158,104,540 shares authorized as of July 31, 2019 and January 31, 2019, respectively; zero and 152,665,804 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	159,552
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 200,000,000 and zero shares authorized as of July 31, 2019 and January 31, 2019, respectively; zero shares issued and outstanding as of July 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value per share, 2,000,000,000 and 320,000,000 Class A shares authorized as of July 31, 2019 and January 31, 2019, respectively; 49,867,103 and zero shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively; 300,000,000 Class B shares authorized as of July 31, 2019 and January 31, 2019; 223,619,064 and 90,327,435 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	272	89
Additional paid-in capital	760,990	17,760
Accumulated other comprehensive loss	(68)	(135)
Accumulated deficit	(17,398)	(25,153)
Total stockholders’ equity (deficit)	743,796	(7,439)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,069,923	$354,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$145,826	$74,526	$267,814	$134,596
Cost of revenue	27,900	12,973	52,004	24,633
Gross profit	117,926	61,553	215,810	109,963
Operating expenses:
Research and development	15,054	7,049	28,837	13,313
Sales and marketing	79,652	41,054	143,693	77,315
General and administrative	20,955	10,028	39,458	17,597
Total operating expenses	115,661	58,131	211,988	108,225
Income from operations	2,265	3,422	3,822	1,738
Interest income, net	2,864	463	3,522	899
Other income, net	1,628	81	1,943	86
Net income before provision for income taxes	6,757	3,966	9,287	2,723
Provision for income taxes	(1,216)	(141)	(1,532)	(238)
Net income	5,541	3,825	7,755	2,485
Undistributed earnings attributable to participating securities	(20)	(3,329)	(2,794)	(2,485)
Net income attributable to common stockholders	$5,521	$496	$4,961	$—
Net income per share attributable to common stockholders:
Basic	$0.02	$0.01	$0.03	$0.00
Diluted	$0.02	$0.00	$0.02	$0.00
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	271,813,141	83,330,741	192,130,510	81,999,734
Diluted	292,185,665	108,454,323	215,774,619	107,584,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net income	$5,541	$3,825	$7,755	$2,485
Other comprehensive (loss) gain:
Unrealized (loss) gain on available for sale marketable securities, net of tax	(76)	139	67	57
Comprehensive income	$5,465	$3,964	$7,822	$2,542
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of April 30, 2019	—	$—	272,336,862	$271	$742,388	$8	$(22,939)	$719,728
Issuance of common stock upon exercise of stock options	—	—	649,305	1	420	—	—	421
Issuance of common stock reserved for charitable donation	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,182	—	—	18,182
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Net income	—	—	—	—	—	—	5,541	5,541
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796

	Three Months Ended July 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of April 30, 2018	152,665,804	$159,552	83,122,778	$81	$7,603	$(613)	$(34,077)	$(27,006)
Issuance of common stock upon exercise of stock options	—	—	3,273,235	3	435	—	—	438
Stock-based compensation expense	—	—	—	—	1,126	—	—	1,126
Other comprehensive income	—	—	—	—	—	139	—	139
Net income	—	—	—	—	—	—	3,825	3,825
Balance as of July 31, 2018	152,665,804	$159,552	86,396,013	$84	$9,164	$(474)	$(30,252)	$(21,478)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	13,747,059	14	2,160	—	—	2,174
Issuance of common stock reserved for charitable donation	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24,844	—	—	24,844
Other comprehensive income	—	—	—	—	—	67	—	67
Net income	—	—	—	—	—	—	7,755	7,755
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796

	Six Months Ended July 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	152,665,804	$159,552	82,609,638	$80	$6,517	$(531)	$(32,737)	$(26,671)
Issuance of common stock upon exercise of stock options	—	—	3,786,375	4	672	—	—	676
Stock-based compensation expense	—	—	—	—	1,975	—	—	1,975
Other comprehensive income	—	—	—	—	—	57	—	57
Net income	—	—	—	—	—	—	2,485	2,485
Balance as of July 31, 2018	152,665,804	$159,552	86,396,013	$84	$9,164	$(474)	$(30,252)	$(21,478)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,755	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	24,737	1,975
Amortization of deferred contract acquisition costs	16,026	8,647
Depreciation and amortization	7,174	2,618
Amortization of operating lease right-of-use assets	3,116	—
Provision for accounts receivable allowances	2,693	1,056
Other	(514)	38
Changes in operating assets and liabilities:
Accounts receivable	(35,361)	(22,600)
Prepaid expenses and other assets	(23,597)	(4,132)
Deferred contract acquisition costs	(33,700)	(22,768)
Accounts payable	(2,783)	(206)
Accrued expenses and other liabilities	34,923	14,561
Deferred revenue	56,234	35,436
Operating lease liabilities, net	(3,295)	—
Net cash provided by operating activities	53,408	17,110
Cash flows from investing activities:
Purchases of marketable securities	(478,487)	(30,276)
Maturities of marketable securities	50,940	23,755
Purchases of property and equipment	(20,937)	(10,027)
Net cash used in investing activities	(448,484)	(16,548)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	542,947	—
Proceeds from exercise of stock options, net of repurchases	2,191	576
Principal payments on capital lease obligations	—	(92)
Net cash provided by financing activities	545,138	484
Net increase in cash, cash equivalents, and restricted cash	150,062	1,046
Cash, cash equivalents, and restricted cash – beginning of period	65,968	36,821
Cash, cash equivalents, and restricted cash – end of period	$216,030	$37,867
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$213,886	$36,492
Restricted cash, current included in prepaid expenses and other current assets	100	200
Restricted cash, non-current included in other assets, non-current	2,044	1,175
Total cash, cash equivalents, and restricted cash	$216,030	$37,867
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
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
Initial Public Offering and Private Placement
On April 23, 2019, we completed our initial public offering (IPO), in which we issued and sold 9,911,434 shares of our Class A common stock at $36.00 per share, resulting in net proceeds of $340.8 million after deducting underwriting discounts and commissions. On April 18, 2019, the underwriters exercised their option to purchase an additional 3,130,435 shares of our Class A common stock at $36.00 per share. This transaction closed on April 23, 2019, resulting in additional proceeds of $107.1 million, net of underwriters' discounts and commissions. In connection with the IPO:
•all of the shares of convertible preferred stock outstanding automatically converted into an aggregate of 152,665,804 shares of Class B common stock;
•outstanding convertible promissory notes and accrued interest automatically converted into 426,223 shares of Class A common stock based on the IPO price of $36.00 per share; and
•Salesforce Ventures LLC purchased 2,777,777 shares of Class A common stock from us at $36.00 per share in a concurrent private placement. We received aggregate proceeds of $100.0 million and did not pay any underwriting discounts or commissions with respect to the shares of Class A common stock that were sold in this private placement.
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
The unaudited condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Prospectus. There have been no significant changes to these policies during the six months ended July 31, 2019, except as noted below.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13 (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-2 (Topic 842), Leases (ASU 2016-2), which supersedes FASB ASC Topic 840, Leases (ASC 840), and makes other conforming amendments to GAAP. ASU 2016-2 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right-of-use asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-2 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein. We adopted the standard as of February 1, 2019 using the modified retrospective method of applying the new standard at the adoption date. Under this approach, we will continue to report comparative periods presented in the period of adoption under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to (1) carry forward the historical lease classification, (2) not reassess whether any expired or existing contracts contain leases, and (3) not reassess indirect costs for any existing leases. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with nonlease components (e.g., other fixed payments that deliver a good or service including common-area maintenance costs) in the calculation of the right-of-use asset and corresponding liability. Adoption of this standard resulted in the recording of ROU assets and total liabilities of $40.5 million and $43.0 million, respectively, with no material impact on retained earnings as of February 1, 2019. See Note 7 for further details.

In June 2018, the FASB issued ASU No. 2018-7, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-7). The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-7 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein, using a modified retrospective approach. We adopted ASU 2018-7 as of February 1, 2019, and our adoption did not have a material impact on the condensed consolidated financial statements.
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
2. Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$117,098	80%	$61,155	82%	$215,258	80%	$110,715	82%
Asia Pacific (APAC)	12,088	8	6,078	8	22,529	9	10,820	8
Europe, Middle East, and Africa (EMEA)	16,640	12	7,293	10	30,027	11	13,061	10
Total	$145,826	100%	$74,526	100%	$267,814	100%	$134,596	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $8.5 million and $7.2 million as of July 31, 2019 and January 31, 2019, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances are recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2019 and 2018 that was included in deferred revenue at the beginning of each period was $64.6 million and $30.6 million, respectively, and $90.7 million and $38.9 million during the six months ended July 31, 2019 and 2018, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multi-year, and we may bill for the full term in advance or on an annual or monthly basis, depending on the customer preference. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $457.6 million, which consists of both billed consideration in the amount of $181.4 million and unbilled consideration in the amount of $276.2 million that we expect to recognize as revenue. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months, and the remainder thereafter.

3. Cash Equivalents and Marketable Securities
As of July 31, 2019 and January 31, 2019, our cash equivalents and marketable securities consisted of the following:

	July 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$95,577	$—	$—	$95,577
Commercial paper	14,239	—	—	14,239
Corporate debt securities	4,900	—	—	4,900
Treasury bills	19,485	2	—	19,487
Cash equivalents	134,201	2	—	134,203
Commercial paper	54,007	—	—	54,007
Agency bonds	18,399	9	(9)	18,399
Corporate and other debt securities	269,376	125	(292)	269,209
U.S. government agency securities	97,709	68	(15)	97,762
Treasury bills	101,959	44	—	102,003
Marketable securities	$541,450	$246	$(316)	$541,380

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$78	$—	$—	$78
Cash equivalents	78	—	—	78
Commercial paper	1,243	—	—	1,243
Corporate bonds	53,267	—	(53)	53,214
Agency bonds	32,675	—	(71)	32,604
U.S. government agency securities	24,028	—	(11)	24,017
Treasury bills	1,699	—	—	1,699
Marketable securities	$112,912	$—	$(135)	$112,777
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of July 31, 2019 and January 31, 2019, are temporary in nature. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and six months ended July 31, 2019 and 2018.
The following table presents the contractual maturities of our marketable securities as of July 31, 2019 and January 31, 2019:

	As of
	July 31, 2019	January 31, 2019

	(in thousands)
Less than one year	$421,166	$85,077
Due in one to five years	120,214	27,700
Total	$541,380	$112,777

4. Fair Value Measurements
The following table presents information about our financial instruments that are measured at fair value on a recurring basis using the input categories further discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Prospectus:

	July 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$95,577	$95,577	$—	$—
Commercial paper	14,239	—	14,239	—
Corporate debt securities	4,900	—	4,900	—
Treasury bills	19,487	—	19,487	—
Cash equivalents	134,203	95,577	38,626	—
Commercial paper	54,007	—	54,007	—
Agency bonds	18,399	—	18,399	—
Corporate and other debt securities	269,209	—	269,209	—
U.S. government agency securities	97,762	—	97,762	—
Treasury bills	102,003	—	102,003	—
Marketable securities	541,380	—	541,380	—
Certificate of deposit	100	—	100	—
Prepaid expenses and other current assets	100	—	100	—
Certificates of deposit	2,044	—	2,044	—
Other assets, non-current	2,044	—	2,044	—
Total financial assets	$677,727	$95,577	$582,150	$—

	January 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$78	$78	$—	$—
Cash equivalents	78	78	—	—
Commercial paper	1,243	—	1,243	—
Corporate bonds	53,214	—	53,214	—
Agency bonds	32,604	—	32,604	—
U.S. government agency securities	24,017	—	24,017	—
Treasury bills	1,699	—	1,699	—
Marketable securities	112,777	—	112,777	—
Certificate of deposit	200	—	200	—
Prepaid expenses and other current assets	200	—	200	—
Certificates of deposit	2,144	—	2,144	—
Other assets, non-current	2,144	—	2,144	—
Total financial assets	$115,199	$78	$115,121	$—
Financial Liabilities:
Convertible promissory notes – derivative liabilities	$163	$—	$—	$163
Other liabilities, non-current	163	—	—	163
Total financial liabilities	$163	$—	$—	$163

We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate bonds, corporate debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We classify the derivative liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios that can impact settlement of the arrangement.
As discussed in Note 6 below, in connection with the IPO, the fair value of our derivative liabilities associated with our convertible promissory notes were extinguished. The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments as follows:

Derivative Liabilities
(in thousands)
Balance - January 31, 2019	$163
Extinguishment of derivative liabilities from the convertible promissory notes in connection with the IPO	(163)
Balance - July 31, 2019	$—

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2019	January 31, 2019

	(in thousands)
Computer and office equipment	$43,877	$32,515
Leasehold improvements	15,290	7,660
Software	7,941	6,575
Furniture and fixtures	3,458	1,993
Property and equipment, gross	70,566	48,743
Less: accumulated depreciation and amortization	(18,579)	(11,468)
Property and equipment, net	$51,987	$37,275
Depreciation and amortization expense was $3.8 million and $1.5 million for the three months ended July 31, 2019 and 2018, respectively, and $7.2 million and $2.6 million for the six months ended July 31, 2019 and 2018, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2019	January 31, 2019

	(in thousands)
Accrued compensation and benefits	$30,339	$12,004
Accrued expenses	20,092	13,596
Operating lease liabilities, current	5,277	—
Sales and other tax liabilities	2,440	1,183
Liability for early exercise of common stock options	1,797	1,781
Other	4,641	3,692
Accrued expenses and other current liabilities	$64,586	$32,256

Other Liabilities, Non-Current
Other liabilities, non-current consisted of the following:

	As of
	July 31, 2019	January 31, 2019

	(in thousands)
Sales and other tax liabilities	$29,182	$20,817
Convertible promissory notes, net of debt discount	—	14,858
Deferred rent liabilities	—	2,314
Derivative liabilities	—	163
Other	2,029	1,308
Other liabilities, non-current	$31,211	$39,460

6. Convertible Promissory Notes
In October 2018, we entered into a strategic partnership with Dropbox, Inc. (Dropbox), a global collaboration platform company, which involves the development of technology enabling integrated workflows for users between our platform and the Dropbox platform, as well as a strategic partnership with Atlassian, Inc. (Atlassian), a collaboration software company, which involves the development of technology enabling integrated workflows for users between our platform and Atlassian’s Jira Ops and Jira Service Desk products. As part of the strategic partnerships, we issued unsecured three-year convertible promissory notes in the principal amounts of $5.0 million and $10.0 million to Dropbox and Atlassian, respectively, which accrue simple interest at 2.75% and 5.0% per annum, respectively. Both convertible promissory notes are collectively referred to as “the convertible notes” throughout the notes to the condensed consolidated financial statements, unless otherwise stated. The terms of the convertible notes provided that they would automatically convert into shares of Class A common stock upon an IPO at a conversion price equal to the IPO price.
In connection with the IPO, the convertible notes and accrued interest automatically converted into 426,223 shares of Class A common stock based on the IPO price of $36.00 per share. As a result of the conversion, the related $0.2 million derivative liabilities and the $0.1 million unamortized debt discount of the convertible notes were recognized in other income, net and interest income, net, respectively, on the condensed consolidated statements of operations during the six months ended July 31, 2019.
7. Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to 10 years. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew the lease. Operating lease expense for the three and six months ended July 31, 2019 was $2.5 million and $4.9 million, respectively, including short-term lease expense of $0.3 million and $0.5 million, respectively.
Supplemental balance sheet information as of July 31, 2019, related to operating leases was as follows:

As of July 31, 2019
(in thousands)
Reported as:
Assets:
Operating lease right-of-use assets	$51,126
Liabilities:
Accrued expenses and other current liabilities	$5,277
Operating lease liabilities, non-current	48,104
Total operating lease liabilities	$53,381
As of July 31, 2019, the weighted-average remaining lease term is 7.2 years and the weighted-average discount rate is 5.1%.

Supplemental cash flow and other information for the six months ended July 31, 2019, related to operating leases was as follows:

Six Months Ended July 31, 2019
(in thousands)
Cash paid within operating cash flows	$4,446
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$13,770

As of July 31, 2019, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of July 31, 2019
(in thousands)
Year Ending January 31,
2020	$3,725
2021	8,249
2022	7,916
2023	7,954
2024	7,543
Thereafter	30,551
Total operating lease payments	$65,938
Less: imputed interest	(12,557)
Total operating lease liabilities	$53,381
As of July 31, 2019, we have additional operating leases for office space that have not yet commenced with undiscounted cash flows of $25.5 million. These operating leases will commence between 2019 and 2020.
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
Rent expense during the three and six months ended July 31, 2018 was $1.6 million and $3.0 million, respectively.
8. Commitments and Contingencies
Our platform and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (OFAC). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities, and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our platform or could limit our hosts’ ability to implement our platform in those countries.

Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted initial and final voluntary self-disclosures concerning potential violations of U.S. sanctions and export control laws and regulations to the OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (BIS). As of July 31, 2019, OFAC and BIS issued us warning letters as their final enforcement responses to these potential violations but no fines or penalties were assessed. If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in fines and penalties.

9. Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Equity Incentive Plan
Convertible Preferred Stock
Upon completion of the IPO, all shares of convertible preferred stock outstanding, totaling 152,665,804 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $159.6 million was reclassified into stockholders’ equity. As of July 31, 2019, there were no shares of convertible preferred stock issued and outstanding.
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

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Outstanding as of January 31, 2019	35,064,465	$1.48	6.8	$534,572
Granted	1,537,900	36.77
Exercised	(14,272,059)	0.16
Canceled/forfeited/expired	(284,118)	6.11
Outstanding as of July 31, 2019	22,046,188	$4.73	8.0	$2,001,410
Vested as of July 31, 2019	8,692,345	$1.02	7.1	$821,380
As of July 31, 2019, unrecognized stock-based compensation expense related to outstanding unvested stock options was $94.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.
Restricted Stock Units
A summary of restricted stock units (RSUs) activity under our equity incentive plan and related information is as follows:

	RSUs Outstanding
	Outstanding RSUs	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 31, 2019	—	$—
Granted	376,786	93.89
Canceled/forfeited	(5,926)	94.52
Outstanding as of July 31, 2019	370,860	$93.88
As of July 31, 2019, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $33.9 million, which is expected to be recognized over a weighted-average period of 3.9 years.
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

Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, except for those holding 5% or more of the total combined voting power or value of all classes of our stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 20% of their earnings (as defined in the ESPP) for the purchase of our Class A common stock under the ESPP. Unless otherwise determined by our board of directors, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering, or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and

December of each year. The first offering period began on April 18, 2019. As of July 31, 2019, no shares of our Class A common stock have been purchased under the ESPP.
As of July 31, 2019, unrecognized stock-based compensation expense related to the ESPP was $78.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

No stock-based compensation expense related to the ESPP was recognized during the three months ended April 30, 2019 as the grant dates of the ESPP offerings were in May and June 2019. We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended July 31, 2019
Expected purchase price	$30.60 - $83.39
Expected volatility	46.1% - 56.2%
Expected term (years)	0.5 - 2.1
Risk-free interest rate	1.9% - 2.5%
Expected dividend yield	—
Early Exercise of Common Stock Options
Our board of directors authorized certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of July 31, 2019 and January 31, 2019, 663,826 and 1,261,230 shares of Class B common stock, respectively, were subject to repurchase at a weighted-average price of $2.71 and $1.41 per share, respectively. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets was $1.8 million as of July 31, 2019 and January 31, 2019.
Restricted Stock Award
In October 2015, we issued 1,202,720 shares of common stock to a member of our board of directors under a restricted stock agreement at a grant date fair value of $0.14 per share, totaling $0.2 million. Of the total shares issued, 481,088 shares vested on the grant date and the remaining shares vest over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of July 31, 2019, 180,408 shares of common stock were unvested and subject to repurchase.
Shares Reserved for Charitable Donations
During the three months ended July 31, 2019, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time. As of July 31, 2019, no shares have been transferred to a nonprofit organization. As a result, no expense has been recognized to date.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$1,902	$130	$2,732	$225
Research and development	2,510	193	3,674	322
Sales and marketing	10,439	492	13,066	888
General and administrative	3,224	311	5,265	540
Total stock-based compensation expense	$18,075	$1,126	$24,737	$1,975

10. Income Taxes
Income tax expense was $1.2 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively, and $1.5 million and $0.2 million for the six months ended July 31, 2019 and 2018, respectively. Income tax expense for the three and six months ended July 31, 2019 are related to foreign income taxes and state taxes. Based on the available objective evidence during the three and six months ended July 31, 2019, we believe it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. losses incurred.
11. Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$—	$5,541	$—	$3,825	$—	$7,755	$—	$2,485
Less: undistributed earnings attributable to participating securities	—	(20)	—	(3,329)	—	(2,794)	—	(2,485)
Reallocation of net income attributable to common stockholders	751	(751)	—	—	592	(592)	—	—
Net income attributable to common stockholders, basic	$751	$4,770	$—	$496	$592	$4,369	$—	$—
Reallocation of net income attributable to common stockholders	(50)	50	—	—	(64)	64	—	—
Net income attributable to common stockholders, diluted	$701	$4,820	$—	$496	$528	$4,433	$—	$—
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	36,950,454	234,862,687	—	83,330,741	22,908,474	169,222,036	—	81,999,734
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	37,120,969	255,064,696	—	108,454,323	22,977,562	192,797,057	—	107,584,379
Net income per share attributable to common stockholders, basic	$0.02	$0.02	$0.00	$0.01	$0.03	$0.03	$0.00	$0.00
Net income per share attributable to common stockholders, diluted	$0.02	$0.02	$0.00	$0.00	$0.02	$0.02	$0.00	$0.00

The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	152,665,804	—	—	—	152,665,804
Outstanding stock options	116,649	—	—	3,026,985	59,291	—	—	2,250,724
Unvested RSUs	153,751	—	—	—	78,150	—	—	—
Purchase rights committed under the ESPP	23,509	—	—	—	11,949	—	—	—
Total	293,909	—	—	155,692,789	149,390	—	—	154,916,528

The table above does not include 500,000 shares of Class A common stock reserved for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time.
12. Related Party Transactions
In September 2016, we entered into a service agreement with Veeva Systems Inc. (Veeva), a cloud-based business solutions company. The chief executive officer of Veeva serves as a director on our board of directors. Revenue recognized from services provided to Veeva was $0.3 million and $0.3 million for the three months ended July 31, 2019 and 2018, respectively, and $0.7 million and $0.6 million for the six months ended July 31, 2019 and 2018, respectively.
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
Our revenue was $145.8 million and $74.5 million for the three months ended July 31, 2019 and 2018, respectively, representing period-over-period growth rate of 96%. We had net income of $5.5 million and $3.8 million for the three months ended July 31, 2019 and 2018, respectively. Our revenue was $267.8 million and $134.6 million for the six months ended July 31, 2019 and 2018, respectively, representing period-over-period growth rate of 99%. We had net income of $7.8 million and $2.5 million for the six months ended July 31, 2019 and 2018, respectively. Net cash provided by operating activities was $53.4 million and $17.1 million for the six months ended July 31, 2019 and 2018, respectively.

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
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (ARR) from all customers with more than 10 employees as of 12 months prior (Prior Period ARR). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We then calculate the ARR from these customers as of the current period end (Current Period ARR), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate was over 130% as of July 31, 2019 and 2018.
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
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 20% and 18% of our revenue for the three months ended July 31, 2019 and 2018, respectively, and 20% and 18% of our revenue for the six months ended July 31, 2019 and 2018, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in international markets, such as China, where we have limited or no sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of July 31, 2019 and 2018, we had approximately 66,300 and 37,200 customers with more than 10 employees, respectively. When disclosing the number of customers, we round down to the nearest hundred.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 30% and 25% of revenue for the three months ended July 31, 2019 and 2018, respectively, and 30% and 25% of revenue for the six months ended July 31, 2019 and 2018, respectively. As of July 31, 2019 and 2018, we had 466 and 228 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations including enterprises. These customers are a subset of the customers with more than 10 employees.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe that free cash flow (FCF), a non-GAAP financial measure, is useful in evaluating our liquidity.
Free Cash Flow
We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We believe that FCF is a liquidity measure that provides useful information regarding cash provided by operating activities and cash used for investments in property and equipment required to maintain and grow our business. FCF is presented for supplemental informational purposes only, has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use this metric, may calculate this metric differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of this non-GAAP metric as a comparative measure.
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended July 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$53,408	$17,110
Less: purchases of property and equipment	(20,937)	(10,027)
Free cash flow (non-GAAP)	$32,471	$7,083
Net cash used in investing activities	$(448,484)	$(16,548)
Net cash provided by financing activities	$545,138	$484

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include promotional events to promote our brand, such as awareness programs, digital programs, tradeshows and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include amortization of deferred contract acquisition costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily from increased headcount in our sales force and investment in brand and product marketing efforts.
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
Interest Income, Net
Interest income, net consists primarily of interest income earned on our cash equivalents and marketable securities.
Other Income, Net
Other income, net consists primarily of the net accretion on our investments in marketable securities and miscellaneous nonoperational income and expenses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Revenue	$145,826	$74,526	$267,814	$134,596
Cost of revenue (1)	27,900	12,973	52,004	24,633
Gross profit	117,926	61,553	215,810	109,963
Operating expenses:
Research and development (1)	15,054	7,049	28,837	13,313
Sales and marketing (1)	79,652	41,054	143,693	77,315
General and administrative (1)	20,955	10,028	39,458	17,597
Total operating expenses	115,661	58,131	211,988	108,225
Income from operations	2,265	3,422	3,822	1,738
Interest income, net	2,864	463	3,522	899
Other income, net	1,628	81	1,943	86
Net income before provision for income taxes	6,757	3,966	9,287	2,723
Provision for income taxes	(1,216)	(141)	(1,532)	(238)
Net income	$5,541	$3,825	$7,755	$2,485

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$1,902	$130	$2,732	$225
Research and development	2,510	193	3,674	322
Sales and marketing	10,439	492	13,066	888
General and administrative	3,224	311	5,265	540
Total stock-based compensation expense	$18,075	$1,126	$24,737	$1,975

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	19	17	19	18
Gross profit	81	83	81	82
Operating expenses:
Research and development	10	9	11	10
Sales and marketing	55	55	54	57
General administrative	14	14	15	13
Total operating expenses	79	78	80	80
Income from operations	2	5	1	2
Interest income, net	2	—	1	—
Other income, net	1	—	1	—
Net income before provision for income taxes	5	5	3	2
Provision for income taxes	(1)	—	—	—
Net income	4%	5%	3%	2%

Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Revenue	$145,826	$74,526	96%
Revenue for the three months ended July 31, 2019 increased by $71.3 million, or 96%, compared to the three months ended July 31, 2018. The increase was primarily due to subscription services provided to new customers, which accounted for approximately 61% of the increase, and to subscription services provided to existing customers, which accounted for approximately 39% of the increase.
Cost of Revenue

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Cost of revenue	$27,900	$12,973	115%
Gross profit	117,926	61,553	92%
Gross margin	81%	83%
Cost of revenue for the three months ended July 31, 2019 increased by $14.9 million, or 115%, compared to the three months ended July 31, 2018. The increase in cost of revenue was primarily due to an increase of $7.9 million in costs related to our co-located data centers, third-party cloud hosting, and integrated third-party PSTN services to support the increase in customers and expanded use of our video-first communications platform by existing customers, an increase of $5.1 million in personnel-related expenses mainly driven by increased headcount, which includes a $1.8 million increase in stock-based compensation expense, and an increase in allocated overhead of $1.2 million.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Research and development	$15,054	$7,049	114%
Research and development expense for the three months ended July 31, 2019 increased by $8.0 million, or 114%, compared to the three months ended July 31, 2018, as we continued to add new features and functionalities to our video-first communications platform. The increase was primarily due to an increase in personnel-related expenses of $8.8 million mainly driven by increased headcount, which includes a $2.3 million increase in stock-based compensation expense, partially offset by an increase in capitalized software development costs of $1.1 million.
Sales and Marketing

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Sales and marketing	$79,652	$41,054	94%
Sales and marketing expense for the three months ended July 31, 2019 increased by $38.6 million, or 94%, compared to the three months ended July 31, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel-related expenses of $25.7 million mainly driven by increased headcount to support the growth in our sales force, which includes a $9.9 million increase in stock-based compensation expense, of which $6.7 million is related to the ESPP, and a $3.6 million increase in sales commissions driven by our increase in revenue. The remaining increase was primarily due to an increase in marketing and sales event-related costs of $6.7 million as a result of increased costs related to digital and awareness programs, and an increase in allocated overhead of $4.3 million.
General and Administrative

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
General and administrative	$20,955	$10,028	109%
General and administrative expense for the three months ended July 31, 2019 increased by $10.9 million, or 109%, compared to the three months ended July 31, 2018. The increase in general and administrative expense was primarily due to an increase in personnel-related expenses of $6.9 million mainly driven by increased headcount, which includes a $2.9 million increase in stock-based compensation expense, of which $1.1 million is related to the ESPP. The remaining increase was primarily due to an increase in insurance expenses of $1.8 million, and an increase in external accounting and consulting services of $1.5 million.
Interest Income, Net

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Interest income, net	$2,864	$463	519%
Interest income, net for the three months ended July 31, 2019 increased by $2.4 million, or 519%, compared to the three months ended July 31, 2018. The increase was primarily attributable to an increase in interest income earned from our investments in marketable securities.
Other Income, Net

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Other income, net	$1,628	$81	1,910%
Other income, net for the three months ended July 31, 2019 increased by $1.5 million, or 1910%, compared to the three months ended July 31, 2018. The increase was primarily due to net accretion on our investments in marketable securities.
Provision for Income Taxes

	Three Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Provision for income taxes	$(1,216)	$(141)	762%
Provision for income taxes for the three months ended July 31, 2019 increased by $1.1 million, or 762%, compared to the three months ended July 31, 2018. The change in provision for income taxes was primarily due to international operations and U.S. state taxes.
Comparison of the Six Months Ended July 31, 2019 and 2018
Revenue

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Revenue	$267,814	$134,596	99%

Revenue for the six months ended July 31, 2019 increased by $133.2 million, or 99%, compared to the six months ended July 31, 2018. The increase was primarily due to subscription services provided to new customers, which accounted for approximately 62% of the increase, and to subscription services provided to existing customers, which accounted for approximately 38% of the increase.
Cost of Revenue

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Cost of revenue	$52,004	$24,633	111%
Gross profit	215,810	109,963	96%
Gross margin	81%	82%
Cost of revenue for the six months ended July 31, 2019 increased by $27.4 million, or 111%, compared to the six months ended July 31, 2018. The increase in cost of revenue was primarily due to an increase of $15.8 million in costs related to our co-located data centers, third-party cloud hosting, and integrated third-party PSTN services to support the increase in customers and expanded use of our video-first communications platform by existing customers, an increase of $8.3 million in personnel-related expenses mainly driven by increased headcount, which includes a $2.5 million increase in stock-based compensation expense, and an increase in allocated overhead of $2.1 million.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Research and development	$28,837	$13,313	117%
Research and development expense for the six months ended July 31, 2019 increased by $15.5 million, or 117%, compared to the six months ended July 31, 2018, as we continued to add new features and functionalities to our video-first communications platform. The increase was primarily due to an increase in personnel-related expenses of $15.4 million mainly driven by increased headcount, which includes a $3.4 million increase in stock-based compensation expense, and an increase in allocated overhead of $1.3 million, partially offset by an increase in capitalized software development costs of $1.1 million.
Sales and Marketing

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Sales and marketing	$143,693	$77,315	86%
Sales and marketing expense for the six months ended July 31, 2019 increased by $66.4 million, or 86%, compared to the six months ended July 31, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel-related expenses of $40.8 million mainly driven by increased headcount to support the growth in our sales force, which includes a $12.2 million increase in stock-based compensation expense, of which $6.7 million is related to the ESPP, and a $7.1 million increase in sales commissions driven by our increase in revenue. The remaining increase was primarily due to an increase in marketing and sales event-related costs of $14.4 million as a result of increased costs related to digital and awareness programs, and tradeshows, an increase in allocated overhead of $7.9 million, and an increase in travel-related expenses of $1.4 million.
General and Administrative

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
General and administrative	$39,458	$17,597	124%

General and administrative expense for the six months ended July 31, 2019 increased by $21.9 million, or 124%, compared to the six months ended July 31, 2018. The increase in general and administrative expense was primarily due to an increase in personnel-related expenses of $11.8 million mainly driven by increased headcount, which includes a $4.7 million increase in stock-based compensation expense, of which $1.1 million is related to the ESPP. The remaining increase was primarily due to increased expenses of $3.6 million related to a contingent liability for sales and other indirect taxes, an increase in external accounting and consulting services of $3.6 million, an increase in insurance expenses of $2.3 million, and an increase in allocated overhead of $1.3 million.
Interest Income, Net

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Interest income, net	$3,522	$899	292%
Interest income, net for the six months ended July 31, 2019 increased by $2.6 million, or 292%, compared to the six months ended July 31, 2018. The increase was primarily attributable to an increase in interest income earned from our investments in marketable securities.
Other Income, Net

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Other income, net	$1,943	$86	2,159%
Other income, net for the six months ended July 31, 2019 increased by $1.9 million, or 2159%, compared to the six months ended July 31, 2018. The increase was primarily due to net accretion on our investments in marketable securities.
Provision for Income Taxes

	Six Months Ended July 31,
	2019	2018	% Change

	(in thousands)
Provision for income taxes	$(1,532)	$(238)	544%
Provision for income taxes for the six months ended July 31, 2019 increased by $1.3 million, or 544%, compared to the six months ended July 31, 2018. The change in provision for income taxes was primarily due to international operations and U.S. state taxes.
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $755.3 million, which were held for working capital purposes. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, and U.S. government agency securities.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$53,408	$17,110
Net cash used in investing activities	$(448,484)	$(16,548)
Net cash provided by financing activities	$545,138	$484
Operating Activities
Net cash provided by operating activities of $53.4 million for the six months ended July 31, 2019 was primarily due to net income of $7.8 million, adjusted for non-cash charges for stock-based compensation expense of $24.7 million, amortization of deferred contract acquisition costs, primarily commissions, of $16.0 million, depreciation and amortization of $7.2 million, amortization of operating lease right-of-use assets of $3.1 million, and provision for accounts receivable allowances of $2.7 million. Changes in operating assets and liabilities were unfavorable to cash flows from operations by $7.6 million primarily due an increase in accounts receivable of $35.4 million and an increase in deferred contract acquisition costs of $33.7 million due to increases in sales, an increase in prepaid expenses and other assets of $23.6 million, and an increase in operating lease liability, net of $3.3 million, partially offset by an increase in deferred revenue of $56.2 million driven by increases in sales, and an increase in accounts payable and accrued expenses and other liabilities of $32.1 million.
Net cash provided by operating activities of $17.1 million for the six months ended July 31, 2018 was primarily due to net income of $2.5 million, adjusted for non-cash charges for amortization of deferred contract acquisition costs, primarily commissions, of $8.6 million, depreciation and amortization of $2.6 million, stock-based compensation expense of $2.0 million, and provision for accounts receivable allowances of $1.1 million. Changes in operating assets and liabilities were favorable to cash flows from operations by $0.3 million primarily due to an increase in deferred revenue of $35.4 million driven by increases in sales, and an increase in accounts payable and accrued expenses and other liabilities of $14.4 million, partially offset by an increase in deferred contract acquisition costs of $22.8 million and an increase in accounts receivable of $22.6 million due to increases in sales, and an increase in prepaid expenses and other assets of $4.1 million.
Investing Activities
Net cash used in investing activities of $448.5 million for the six months ended July 31, 2019 was primarily due to net purchases of marketable securities of $427.5 million and purchases of property and equipment of $20.9 million.
Net cash used in investing activities of $16.5 million for the six months ended July 31, 2018 was primarily due to purchases of property and equipment of $10.0 million and net purchases of marketable securities of $6.5 million.
Financing Activities
Net cash provided by financing activities of $545.1 million for the six months ended July 31, 2019 was primarily due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.9 million, and proceeds from the exercise of stock options, net of repurchases, of $2.2 million.
Net cash provided by financing activities of $0.5 million for the six months ended July 31, 2018 was primarily due to proceeds from the exercise of stock options of $0.6 million, partially offset by principal payments on capital lease obligations of $0.1 million.
Commitments and Contractual Obligations
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations during the six months ended July 31, 2019 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus.

Off-Balance Sheet Arrangements
Through July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financials for the three and six months ended July 31, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $213.9 million and marketable securities of $541.4 million as of July 31, 2019. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, corporate debt securities, and treasury bills. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, and U.S. government agency securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2019 and 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The market for communication and collaboration technologies platforms is competitive and rapidly changing. Certain features of our current platform compete in the communication and collaboration technologies market with products offered by:
▪legacy web-based meeting providers, including Webex and Skype for Business;
▪bundled productivity solutions providers with basic video functionality, including Google; and
▪point solutions providers, including LogMeIn.
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
Changes in user preferences for communications and collaboration technologies may have a disproportionately greater impact on us than if we offered multiple platforms or disparate products. Demand for communications and collaboration technologies in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•awareness of the communications and collaboration technologies category generally;
•availability of products and services that compete with ours;
•new modes of communications and collaboration that may be developed in the future;
•ease of adoption and use;
•features and platform experience;
•reliability of our platform, including frequency of outages;
•performance;
•brand;
•security and privacy;
•user support; and
•pricing.

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
Our operations involve the storage and transmission of customer data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. In July 2018, we were made aware of a vulnerability in the Zoom Meeting client for Windows that could result in potential exposure of a Zoom user’s password. Additionally, in 2018, a cybersecurity company discovered a vulnerability in our software that could be exploited by hackers to exert certain meeting controls. While we were able to release updates to the software addressing these vulnerabilities and we are not aware of any customers being affected or meetings compromised by these vulnerabilities, in most cases customers are responsible for installing this update to the software and their software is subject to these vulnerabilities until they do so. Additionally, we cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future. We expect similar issues to arise in the future as we continue to expand the features and functionality of existing products and introduce new products, and we expect to expend significant resources in an effort to protect against security incidents. Concerns regarding privacy, data protection and information security may cause some of our customers and hosts to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer, host and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.

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
Although we generated net income of $5.5 million and $7.8 million for the three and six months ended July 31, 2019, respectively, we have incurred net losses in the past, and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts, to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual or on a multi-year basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 1,338 full-time employees as of July 31, 2018, to 2,240 full-time employees as of July 31, 2019, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
We also utilize hardware purchased or leased and software and services licensed from third parties to offer our platform. Any defects in, or unavailability of, our or third-party hardware, software or services that cause interruptions to the availability of our services, loss of data or performance issues could, among other things:
•cause a reduction in revenue or delay in market acceptance of our platform;
•require us to issue refunds to our customers or expose us to claims for damages;
•cause us to lose existing hosts and make it more difficult to attract new customers and hosts;
•divert our development resources or require us to make extensive changes to our platform, which would increase our expenses;
•increase our technical support costs; and
•harm our reputation and brand.
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
We believe that a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our happiness-centric company culture. Transparency is also an important part of our culture, and one that we practice every day. As we continue to grow, maintaining this culture of transparency will present its own challenges that we will need to address, including the type of information and level of detail that we share with our employees. For example, we were recently informed of a personal relationship involving our Chief Financial Officer and an individual with whom she worked, while they were both at her prior employer. After reviewing the facts and circumstances of the situation, we confirmed that our Chief Financial Officer can and should continue to serve in her role. However, these are the types of situations that will continue to challenge our culture of transparency.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 20% and 18% of our revenue for the three months ended July 31, 2019 and 2018, respectively, and 20% and 18% of our revenue for the six months ended July 31, 2019 and 2018, respectively. We plan to add local sales support in further select international markets over time.  We also operate research and development centers in China, employing more than 700 employees as of July 31, 2019. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees outside the United States, complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices;
•providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, telecommunications requirements, data protection, consumer protection and unsolicited email, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;

•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States and the practical enforcement of such intellectual property rights outside of the United States;
•foreign government interference with our non-core intellectual property that resides outside of the United States, such as the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
•integration with partners outside of the United States;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to provide our platform in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure and legal compliance costs.
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

The United States or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, in 2018, the United States imposed tariffs on a large variety of products of Chinese origin and most recently, in May 2019, increased tariffs on $200 billion of Chinese goods to 25%.  In response, China imposed or proposed new or higher tariffs on U.S. products. While the imposition of these tariffs did not have a direct, material adverse impact on our business during the six months ended July 31, 2019, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action and responses. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Further, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain

Chinese companies. Due to the uncertainty regarding the timing, content and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
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
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:
•our ability to retain and upgrade customers to higher-priced tiers of Zoom Meeting plans;
•our ability to attract new hosts and upgrade hosts that subscribe to our free Zoom Meeting plan to one of our paid Zoom Meeting plans;
•our ability to hire and retain employees, in particular those responsible for the selling or marketing of our platform;
•our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;
•changes in the way we organize and compensate our sales teams;
•the timing of expenses and recognition of revenue;
•increased sales to large organizations;
•the length of sales cycles;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, as well as international expansion and entry into operating leases;
•timing and effectiveness of new sales and marketing initiatives;
•changes in our pricing policies or those of our competitors;
•the timing and success of new products, features and functionality by us or our competitors;
•interruptions or delays in our service, network outages, or actual or perceived privacy or security breaches;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•changes in laws and regulations that impact our business;
•any large indemnification payments to our users or other third parties;
•the timing of expenses related to any future acquisitions; and
•general economic and market conditions.
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
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $29.2 million and $20.8 million as of July 31, 2019 and January 31, 2019, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted initial and final voluntary self-disclosures concerning potential violations of U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (BIS). As of July 31, 2019, OFAC and BIS issued us warning letters as their final enforcement responses to these potential violations but no fines or penalties were assessed. If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise. While we are working to implement additional controls designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
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
We sell to customers globally and have international operations primarily in Australia, China and the United Kingdom. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2019 and 2018, 8.7% and 5.5% of our revenue, respectively, and 15.7% and 12.5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities are subject to a number of additional challenges and risks.
We expect to increase our sales to U.S. federal and state and foreign governmental agency customers.  For example, we announced in May 2019 that we received authorization under the U.S. Federal Risk and Authorization Management Program (FedRAMP) which allows U.S. federal government agencies and contractors to securely use our Zoom for Government offering. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
•selling to governmental entities can be more competitive, expensive and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;
•government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications, including FedRAMP, and in doing so restrict our ability to sell into the government sector until we have attained such certificates;
•governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses; and
•government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products.
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
We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade customers and attract new customers and hosts. Additionally, we have in the past, are currently and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties or settlement expenses, which may result in harm to our business.
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
As of January 31, 2019, we had $26.9 million of U.S. federal and $10.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2032 for federal and 2027 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 calculation and have determined that none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;

•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products, features, or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2019, the holders of our outstanding Class B common stock held 97.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 63.0% of such voting power in the aggregate. As of July 31, 2019, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 17.0% of our outstanding capital stock but controlled approximately 20.2% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our initial public offering.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•providing that directors may only be removed for cause;
•prohibiting cumulative voting for directors;
•requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminating the ability of stockholders to call special meetings of stockholders;
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•our dual class common stock structure as described above.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-230444) (the “Form S-1”) for the IPO was declared effective by the SEC on April 17, 2019, pursuant to which we sold 13,041,869 shares of our Class A common stock, including 3,130,435 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $36.00 per share.
There has been no material change in the planned use of proceeds from the IPO as described in our Prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1*	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy
10.2*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers
10.3*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice
10.4*	Offer Letter by and between Zoom Video Communications, Inc. and Ryan Azus dated June 29, 2019
10.5*	Fourth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated May 13, 2019
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: September 12, 2019	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2019	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)