Form 10-Q
period 2019-10-31
Zoom Video Communications, Inc.
filed 2019-12-09
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 22, 2019, the number of shares of the registrant’s Class A common stock outstanding was 111,794,527 and the number of shares of the registrant’s Class B common stock outstanding was 164,607,288.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2019

		Page
	PART I – Financial Information	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of October 31, 2019 and January 31, 2019	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2019 and 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 31, 2019 and 2018	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2019 and 2018	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

	PART II – Other Information	36

Item 1.	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
	Signatures	63

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
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

PART I—Financial Information
Item 1. FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$230,874	$63,624
Marketable securities	580,526	112,777
Accounts receivable, net of allowances of $5,193 and $2,071 as of October 31, 2019 and January 31, 2019, respectively	95,770	63,613
Deferred contract acquisition costs, current	39,609	26,453
Prepaid expenses and other current assets	72,620	10,252
Total current assets	1,019,399	276,719
Deferred contract acquisition costs, noncurrent	40,792	29,063
Property and equipment, net	53,848	37,275
Operating lease right-of-use assets	53,308	—
Other assets, noncurrent	20,710	11,508
Total assets	$1,188,057	$354,565
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,202	$4,963
Accrued expenses and other current liabilities	128,064	32,256
Deferred revenue, current	186,537	115,122
Total current liabilities	317,803	152,341
Deferred revenue, noncurrent	15,062	10,651
Operating lease liabilities, noncurrent	50,132	—
Other liabilities, noncurrent	32,543	39,460
Total liabilities	415,540	202,452
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share, zero and 158,104,540 shares authorized as of October 31, 2019 and January 31, 2019, respectively; zero and 152,665,804 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	159,552
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 200,000,000 and zero shares authorized as of October 31, 2019 and January 31, 2019, respectively; zero shares issued and outstanding as of October 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value per share, 2,000,000,000 and 320,000,000 Class A shares authorized as of October 31, 2019 and January 31, 2019, respectively; 109,311,196 and zero shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively; 300,000,000 Class B shares authorized as of October 31, 2019 and January 31, 2019; 166,915,262 and 90,327,435 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	275	89
Additional paid-in capital	786,778	17,760
Accumulated other comprehensive income (loss)	651	(135)
Accumulated deficit	(15,187)	(25,153)
Total stockholders’ equity (deficit)	772,517	(7,439)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,188,057	$354,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$166,593	$90,121	$434,407	$224,717
Cost of revenue	30,845	16,843	82,849	41,476
Gross profit	135,748	73,278	351,558	183,241
Operating expenses:
Research and development	17,573	8,893	46,410	22,206
Sales and marketing	96,048	53,454	239,741	130,769
General and administrative	23,806	11,994	63,264	29,591
Total operating expenses	137,427	74,341	349,415	182,566
(Loss) income from operations	(1,679)	(1,063)	2,143	675
Interest income, net	3,231	477	6,753	1,376
Other income, net	978	128	2,921	214
Net income (loss) before provision for income taxes	2,530	(458)	11,817	2,265
Provision for income taxes	319	140	1,851	378
Net income (loss)	2,211	(598)	9,966	1,887
Undistributed earnings attributable to participating securities	(4)	—	(2,493)	(1,887)
Net income (loss) attributable to common stockholders	$2,207	$(598)	$7,473	$—
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.01)	$0.03	$0.00
Diluted	$0.01	$(0.01)	$0.03	$0.00
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	273,316,850	85,645,323	219,295,445	83,198,339
Diluted	292,771,122	111,000,300	241,512,569	109,303,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net income (loss)	$2,211	$(598)	$9,966	$1,887
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of tax	719	85	786	142
Comprehensive income (loss)	$2,930	$(513)	$10,752	$2,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796
Issuance of common stock upon exercise of stock options	—	—	2,740,291	3	3,842	—	—	3,845
Stock-based compensation expense	—	—	—	—	21,946	—	—	21,946
Other comprehensive income	—	—	—	—	—	719	—	719
Net income	—	—	—	—	—	—	2,211	2,211
Balance as of October 31, 2019	—	$—	276,226,458	$275	$786,778	$651	$(15,187)	$772,517

	Three Months Ended October 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of July 31, 2018	152,665,804	$159,552	86,396,013	$84	$9,164	$(474)	$(30,252)	$(21,478)
Issuance of common stock upon exercise of stock options	—	—	2,358,809	3	727	—	—	730
Stock-based compensation expense	—	—	—	—	2,652	—	—	2,652
Other comprehensive income	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(598)	(598)
Balance as of October 31, 2018	152,665,804	$159,552	88,754,822	$87	$12,543	$(389)	$(30,850)	$(18,609)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	16,487,350	17	6,002	—	—	6,019
Issuance of common stock reserved for charitable donations	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	46,790	—	—	46,790
Other comprehensive income	—	—	—	—	—	786	—	786
Net income	—	—	—	—	—	—	9,966	9,966
Balance as of October 31, 2019	—	$—	276,226,458	$275	$786,778	$651	$(15,187)	$772,517

	Nine Months Ended October 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	152,665,804	$159,552	82,609,638	$80	$6,517	$(531)	$(32,737)	$(26,671)
Issuance of common stock upon exercise of stock options	—	—	6,145,184	7	1,399	—	—	1,406
Stock-based compensation expense	—	—	—	—	4,627	—	—	4,627
Other comprehensive income	—	—	—	—	—	142	—	142
Net income	—	—	—	—	—	—	1,887	1,887
Balance as of October 31, 2018	152,665,804	$159,552	88,754,822	$87	$12,543	$(389)	$(30,850)	$(18,609)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income	$9,966	$1,887
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	46,532	4,627
Amortization of deferred contract acquisition costs	25,939	14,362
Depreciation and amortization	11,589	4,459
Amortization of operating lease right-of-use assets	4,840	—
Provision for accounts receivable allowances	3,976	1,493
Other	(1,577)	17
Changes in operating assets and liabilities:
Accounts receivable	(36,886)	(27,775)
Prepaid expenses and other assets	(22,439)	(6,450)
Deferred contract acquisition costs	(50,824)	(32,875)
Accounts payable	(1,118)	369
Accrued expenses and other liabilities	53,485	22,644
Deferred revenue	76,579	52,583
Operating lease liabilities, net	(4,724)	—
Net cash provided by operating activities	115,338	35,341
Cash flows from investing activities:
Purchases of marketable securities	(629,107)	(49,159)
Maturities of marketable securities	164,140	43,547
Purchases of property and equipment	(28,132)	(18,121)
Purchase of equity investment	(3,000)	—
Net cash used in investing activities	(496,099)	(23,733)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	542,492	—
Proceeds from international employee stock sales to be remitted to employees and tax authorities	48,547	—
Proceeds from exercise of stock options, net of repurchases	5,584	2,714
Proceeds from issuance of convertible promissory notes and derivatives	—	15,000
Principal payments on capital lease obligations	—	(92)
Net cash provided by financing activities	596,623	17,622
Net increase in cash, cash equivalents, and restricted cash	215,862	29,230
Cash, cash equivalents, and restricted cash – beginning of period	65,968	36,821
Cash, cash equivalents, and restricted cash – end of period	$281,830	$66,051
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$230,874	$63,707
Restricted cash, current included in prepaid expenses and other current assets	48,647	200
Restricted cash, noncurrent included in other assets, noncurrent	2,309	2,144
Total cash, cash equivalents, and restricted cash	$281,830	$66,051
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (together, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a video-first, unified communications platform. Our platform combines video, audio, phone, screen sharing, and chat functionalities. We were incorporated in the state of Delaware in April 2011 and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Initial Public Offering and Private Placement
On April 23, 2019, we completed our initial public offering (“IPO”), in which we issued and sold 9,911,434 shares of our Class A common stock at $36.00 per share, resulting in net proceeds of $340.8 million after deducting underwriting discounts and commissions. On April 18, 2019, the underwriters exercised their option to purchase an additional 3,130,435 shares of our Class A common stock at $36.00 per share. This transaction closed on April 23, 2019, resulting in additional proceeds of $107.1 million, net of underwriters’ discounts and commissions. In connection with the IPO:
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
Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets, noncurrent in the condensed consolidated balance sheets. After the IPO, $6.4 million of deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction of the IPO proceeds in the condensed consolidated balance sheets. We capitalized $2.4 million of deferred offering costs within other assets, noncurrent in the condensed consolidated balance sheet as of January 31, 2019.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of Zoom Video Communications, Inc., its subsidiaries, and a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of convertible preferred stock and stockholders’ equity (deficit), and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus dated April 17, 2019 (“Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the accounts receivable allowances, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, the valuation of derivative liabilities, the value of common stock and other assumptions used to measure stock-based compensation expense, sales and other tax liabilities, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Prospectus. There have been no significant changes to these policies during the nine months ended October 31, 2019, except as noted below:
Restricted Cash
Historically, restricted cash consisted of certificates of deposit collateralizing our operating leases and corporate credit cards, and was included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets.
In the third quarter of fiscal year 2020, we received $48.5 million of cash from proceeds on international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Equity Investment
In the third quarter of fiscal year 2020, we made a $3.0 million strategic investment in a private limited liability company in the business of designing and developing video communications hardware. We do not have a controlling financial interest in the investee nor the ability to exercise significant influence over the operating and financial policies of the investee. The investment is included within other assets, noncurrent in the condensed consolidated balance sheets. Dividend income, unrealized and realized holding gains or losses, and impairment charges would be reported in other income, net in the condensed consolidated statements of operations. The maximum loss we could incur for this investment is its carrying value.
We have elected to measure this investment, which does not have a readily determinable fair value, at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (i.e., using the measurement alternative). At each reporting period, we perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If this qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying amount, the investment would be written down to its fair value.
As of October 31, 2019, the carrying amount of this investment is $3.0 million. We have not recognized any impairments nor any downward or upward measurement alternative adjustments to its carrying amount.
Leases
All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at commencement. For short-term leases (an initial term of 12 months or less), an ROU asset and corresponding lease liability are not recorded and we record rent expense in our condensed consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of fixed payments not yet paid over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We currently do not have any finance leases.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of this standard will have a material impact on our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (ASC 840), and makes other conforming amendments to GAAP. ASU No. 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via an ROU asset and lease liability, and additional qualitative and quantitative disclosures. ASU 2016-02 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein. We adopted the standard as of February 1, 2019 using the modified retrospective method of applying the new standard at the adoption date. Under this approach, we will continue to report comparative periods presented in the period of adoption under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to (1) carry forward the historical lease classification, (2) not reassess whether any expired or existing contracts contain leases, and (3) not reassess indirect costs for any existing leases. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with nonlease components (e.g., other fixed payments that deliver a good or service, including common area maintenance costs) in the calculation of the ROU asset and corresponding liability. Adoption of this standard resulted in the recording of ROU assets and lease liabilities of $40.5 million and $43.0 million, respectively, with no material impact on retained earnings as of February 1, 2019. See Note 7 for further details.
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein, using a modified retrospective approach. We adopted ASU No. 2018-07 as of February 1, 2019, and our adoption did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; however, public companies will be required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for the annual periods in fiscal years beginning after December 15, 2019, and interim periods therein, with early adoption permitted. We adopted ASU No. 2018-13 as of February 1, 2019, and our adoption did not have a material impact on the condensed consolidated financial statements.

2. Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$133,864	81%	$73,619	82%	$349,122	81%	$184,334	82%
Asia Pacific (“APAC”)	13,661	8	7,646	8	36,189	8	18,466	8
Europe, Middle East, and Africa (“EMEA”)	19,068	11	8,856	10	49,096	11	21,917	10
Total	$166,593	100%	$90,121	100%	$434,407	100%	$224,717	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the condensed consolidated balance sheets was $10.8 million and $7.2 million as of October 31, 2019 and January 31, 2019, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances are recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2019 and 2018 that was included in deferred revenue at the beginning of each period was $75.5 million and $38.4 million, respectively, and $109.2 million and $47.8 million during the nine months ended October 31, 2019 and 2018, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual or monthly basis, depending on the customer preference. As of October 31, 2019, the aggregate amount of the transaction price allocated to our remaining performance obligations was $517.0 million, which consists of both billed consideration in the amount of $201.6 million and unbilled consideration in the amount of $315.4 million that we expect to recognize as revenue. We expect to recognize 64% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3. Cash Equivalents and Marketable Securities
As of October 31, 2019 and January 31, 2019, our cash equivalents and marketable securities consisted of the following:

	October 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$99,494	$—	$—	$99,494
Cash equivalents	99,494	—	—	99,494
Commercial paper	48,841	—	—	48,841
Agency bonds	78,963	12	(84)	78,891
Corporate and other debt securities	296,419	597	(37)	296,979
U.S. government agency securities	106,224	143	(2)	106,365
Treasury bills	49,428	22	—	49,450
Marketable securities	$579,875	$774	$(123)	$580,526

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Money market funds	$78	$—	$—	$78
Cash equivalents	78	—	—	78
Commercial paper	1,243	—	—	1,243
Corporate bonds	53,267	—	(53)	53,214
Agency bonds	32,675	—	(71)	32,604
U.S. government agency securities	24,028	—	(11)	24,017
Treasury bills	1,699	—	—	1,699
Marketable securities	$112,912	$—	$(135)	$112,777
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of October 31, 2019 and January 31, 2019, are temporary in nature. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended October 31, 2019 and 2018.
The following table presents the contractual maturities of our marketable securities as of October 31, 2019 and January 31, 2019:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Less than one year	$370,873	$85,077
Due in one to five years	209,653	27,700
Total	$580,526	$112,777

4. Fair Value Measurements
The following table presents information about our financial instruments that are measured at fair value on a recurring basis using the input categories further discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Prospectus:

	October 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$99,494	$99,494	$—	$—
Cash equivalents	99,494	99,494	—	—
Commercial paper	48,841	—	48,841	—
Agency bonds	78,891	—	78,891	—
Corporate and other debt securities	296,979	—	296,979	—
U.S. government agency securities	106,365	—	106,365	—
Treasury bills	49,450	—	49,450	—
Marketable securities	580,526	—	580,526	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,309	—	2,309	—
Total financial assets	$682,429	$99,494	$582,935	$—

	January 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$78	$78	$—	$—
Cash equivalents	78	78	—	—
Commercial paper	1,243	—	1,243	—
Corporate bonds	53,214	—	53,214	—
Agency bonds	32,604	—	32,604	—
U.S. government agency securities	24,017	—	24,017	—
Treasury bills	1,699	—	1,699	—
Marketable securities	112,777	—	112,777	—
Certificate of deposit included in prepaid expenses and other current assets	200	—	200	—
Certificates of deposit included in other assets, noncurrent	2,144	—	2,144	—
Total financial assets	$115,199	$78	$115,121	$—
Financial Liabilities:
Convertible promissory notes – derivative liabilities	$163	$—	$—	$163
Other liabilities, noncurrent	163	—	—	163
Total financial liabilities	$163	$—	$—	$163
We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate bonds, corporate debt securities, U.S. government agency securities, Treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. We classify the derivative liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

As discussed in Note 6 below, in connection with the IPO, the fair value of our derivative liabilities associated with our convertible promissory notes were extinguished. The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments as follows:

Derivative Liabilities
(in thousands)
Balance - January 31, 2019	$163
Extinguishment of derivative liabilities from the convertible promissory notes in connection with the IPO	(163)
Balance - October 31, 2019	$—

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Restricted cash from international employee stock sales	$48,547	$—
Prepaid expenses	21,309	9,263
Other	2,764	989
Prepaid expenses and other current assets	$72,620	$10,252
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Computer and office equipment	$46,031	$32,515
Leasehold improvements	17,844	7,660
Software	9,371	6,575
Furniture and fixtures	3,426	1,993
Property and equipment, gross	76,672	48,743
Less: accumulated depreciation and amortization	(22,824)	(11,468)
Property and equipment, net	$53,848	$37,275
Depreciation and amortization expense was $4.4 million and $1.9 million for the three months ended October 31, 2019 and 2018, respectively, and $11.6 million and $4.5 million for the nine months ended October 31, 2019 and 2018, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Accounts receivable, noncurrent	$10,366	$3,264
Equity investment	3,000	—
Other	7,344	8,244
Other assets, noncurrent	$20,710	$11,508

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Liabilities to employees and tax authorities from international employee stock sales	$48,547	$—
Accrued compensation and benefits	39,428	12,004
Accrued expenses	20,976	13,596
Operating lease liabilities, current	5,725	—
Other	13,388	6,656
Accrued expenses and other current liabilities	$128,064	$32,256
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2019	January 31, 2019

	(in thousands)
Sales and other tax liabilities	$31,262	$20,817
Convertible promissory notes, net of debt discount	—	14,858
Other	1,281	3,785
Other liabilities, noncurrent	$32,543	$39,460

6. Convertible Promissory Notes
In October 2018, we entered into a strategic partnership with Dropbox, Inc. (“Dropbox”), a global collaboration platform company, which involves the development of technology enabling integrated workflows for users between our platform and the Dropbox platform, as well as a strategic partnership with Atlassian, Inc. (“Atlassian”), a collaboration software company, which involves the development of technology enabling integrated workflows for users between our platform and Atlassian’s Jira Ops and Jira Service Desk products. As part of the strategic partnerships, we issued unsecured three-year convertible promissory notes in the principal amounts of $5.0 million and $10.0 million to Dropbox and Atlassian, respectively, which accrue simple interest at 2.75% and 5.0% per annum, respectively. Both convertible promissory notes are collectively referred to as “the convertible notes” throughout the notes to the condensed consolidated financial statements, unless otherwise stated. The terms of the convertible notes provided that they would automatically convert into shares of Class A common stock upon an IPO at a conversion price equal to the IPO price.
In connection with the IPO, the convertible notes and accrued interest automatically converted into 426,223 shares of Class A common stock based on the IPO price of $36.00 per share. As a result of the conversion, the related $0.2 million derivative liabilities and the $0.1 million unamortized debt discount of the convertible notes were recognized in other income, net and interest income, net, respectively, in the condensed consolidated statements of operations during the nine months ended October 31, 2019.
7. Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to 10 years. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew the lease. Operating lease expense for the three and nine months ended October 31, 2019 was $2.4 million and $6.8 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the three and nine months ended October 31, 2019.

Supplemental balance sheet information as of October 31, 2019, related to operating leases was as follows:

As of October 31, 2019
(in thousands)
Reported as:
Assets:
Operating lease right-of-use assets	$53,308
Liabilities:
Accrued expenses and other current liabilities	$5,725
Operating lease liabilities, noncurrent	50,132
Total operating lease liabilities	$55,857
As of October 31, 2019, the weighted-average remaining lease term is 7.0 years and the weighted-average discount rate is 5.1%.
Supplemental cash flow and other information for the nine months ended October 31, 2019, related to operating leases was as follows:

Nine Months Ended October 31, 2019
(in thousands)
Cash paid within operating cash flows	$6,419
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$17,644

As of October 31, 2019, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of October 31, 2019
(in thousands)
Year Ending January 31,
2020	$1,806
2021	8,874
2022	8,608
2023	8,595
2024	8,139
Thereafter	32,474
Total operating lease payments	$68,496
Less: imputed interest	(12,639)
Total operating lease liabilities	$55,857
As of October 31, 2019, we have additional operating leases for office space that have not yet commenced with undiscounted cash flows of $21.0 million. These operating leases will commence in the fourth quarter of fiscal year 2020.

As previously disclosed in Note 6. “Commitments and Contingencies” to Notes to Consolidated Financial Statements in our Prospectus and under the previous lease accounting standard, future minimum payments related to operating leases as of January 31, 2019 are as follows:

As of January 31, 2019
(in thousands)
Year Ending January 31,
2020	$7,609
2021	7,837
2022	7,888
2023	7,514
2024	7,174
Thereafter	18,635
Total future minimum payments	$56,657
Rent expense during the three and nine months ended October 31, 2018 was $2.1 million and $5.1 million, respectively.
8. Commitments and Contingencies
Our platform and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons, and entities, and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our platform or could limit our hosts’ ability to implement our platform in those countries.
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted initial and final voluntary self-disclosures concerning potential violations of U.S. sanctions and export control laws and regulations to the OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). In June 2019, OFAC and BIS issued us warning letters as their final enforcement responses to these potential violations, but no fines or penalties were assessed. If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in fines and penalties.

9. Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Equity Incentive Plan
Convertible Preferred Stock
Upon completion of the IPO, all shares of convertible preferred stock outstanding, totaling 152,665,804 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $159.6 million was reclassified into stockholders’ equity (deficit). As of October 31, 2019, there were no shares of convertible preferred stock issued and outstanding.
In connection with the IPO, our Amended and Restated Certificate of Incorporation (“COI”) became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by our board of directors.
Common Stock
Our Amended and Restated COI also authorized the issuance of 2,000,000,000 shares of Class A common stock, $0.001 par value per share and 300,000,000 shares of Class B common stock, $0.001 par value per share. Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

Equity Incentive Plans
In 2011, we adopted the 2011 Global Share Plan (“2011 Plan”), under which officers, employees, and consultants may be granted various forms of equity incentive compensation at the discretion of the board of directors, including stock options and restricted stock awards. The awards have varying terms, but generally vest over four years, and are issued at the Fair Market Value (as defined in the 2011 Plan) of the shares of common stock on the date of grant. Certain awards provide for accelerated vesting if there is a Change in Control (as defined in the 2011 Plan). As of January 31, 2019, our board of directors had authorized 71,240,000 shares of common stock to be reserved for grants of awards under the 2011 Plan. As of January 31, 2019, stock options covering 35,064,465 shares of our Class B common stock were outstanding and the remaining number of shares available for future issuance was 1,848,100 under the 2011 Plan. In connection with the IPO, the shares of Class B common stock remaining available for issuance under the 2011 Plan became available for issuance for a corresponding number of shares of our Class A common stock under the 2019 Equity Incentive Plan (“2019 Plan”).
In April 2019, we adopted the 2019 Plan, which is a successor to and continuation of our 2011 Plan. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other forms of awards. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan becomes effective and (B) shares of Class B common stock subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan becomes effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Outstanding as of January 31, 2019	35,064,465	$1.48	6.8	$534,572
Granted	1,576,150	36.86
Exercised	(17,012,350)	0.34
Canceled/forfeited/expired	(401,440)	6.28
Outstanding as of October 31, 2019	19,226,825	$5.28	7.9	$1,249,643
Vested as of October 31, 2019	7,722,322	$1.29	7.0	$530,701
As of October 31, 2019, unrecognized stock-based compensation expense related to outstanding unvested stock options was $86.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2019	—	$—
Granted	1,699,579	81.45
Canceled/forfeited	(16,019)	88.40
Unvested as of October 31, 2019	1,683,560	$81.38
As of October 31, 2019, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $130.9 million, which is expected to be recognized over a weighted-average period of 3.8 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 9,000,000 shares of our Class A common stock were initially reserved for issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each calendar year, beginning on February 1, 2020 through February 1, 2029, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 7,500,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).

Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, except for those holding 5% or more of the total combined voting power or value of all classes of our stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 20% of their earnings (as defined in the ESPP) for the purchase of our Class A common stock under the ESPP. Unless otherwise determined by our board of directors, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering, or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. As of October 31, 2019, no shares of our Class A common stock have been purchased under the ESPP.
As of October 31, 2019, unrecognized stock-based compensation expense related to the ESPP was $62.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

No stock-based compensation expense related to the ESPP was recognized during the three months ended April 30, 2019 as the grant dates of the ESPP offerings were in May, June, and August 2019. We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended October 31, 2019
Expected volatility	40.3% - 56.2%
Expected term (years)	0.5 - 2.1
Risk-free interest rate	1.8% - 2.5%
Expected dividend yield	—

Early Exercise of Common Stock Options
Our board of directors authorized certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of October 31, 2019 and January 31, 2019, 527,848 and 1,261,230 shares of Class B common stock, respectively, were subject to repurchase at a weighted-average price of $2.60 and $1.41 per share, respectively. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $1.4 million and $1.8 million as of October 31, 2019 and January 31, 2019, respectively.
Restricted Stock Award
In October 2015, we issued 1,202,720 shares of common stock to a member of our board of directors under a restricted stock agreement at a grant date fair value of $0.14 per share, totaling $0.2 million. Of the total shares issued, 481,088 shares vested on the grant date and the remaining shares vest over four years from the grant date. The unvested shares are subject to a repurchase right held by us at the original purchase price. As of October 31, 2019, all shares of common stock have vested and no shares are subject to repurchase.
Shares Reserved for Charitable Donations
During the nine months ended October 31, 2019, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time. As of October 31, 2019, no shares have been transferred to a nonprofit organization. As a result, no expense has been recognized to date.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue	$2,369	$317	$5,101	$542
Research and development	3,642	383	7,316	705
Sales and marketing	12,488	1,154	25,554	2,042
General and administrative	3,296	798	8,561	1,338
Total stock-based compensation expense	$21,795	$2,652	$46,532	$4,627

10. Income Taxes
Income tax expense was $0.3 million and $0.1 million for the three months ended October 31, 2019 and 2018, respectively, and $1.9 million and $0.4 million for the nine months ended October 31, 2019 and 2018, respectively. Income tax expense for the three and nine months ended October 31, 2019 is related to foreign income taxes and state taxes. Based on the available objective evidence during the three and nine months ended October 31, 2019, we believe it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. losses incurred.

11. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income (loss)	$580	$1,631	$—	$(598)	$1,337	$8,629	$—	$1,887
Less: undistributed earnings attributable to participating securities	—	(4)	—	—	—	(2,493)	—	(1,887)
Net income (loss) attributable to common stockholders, basic	$580	$1,627	$—	$(598)	$1,337	$6,136	$—	$—
Reallocation of net income (loss) attributable to common stockholders	(36)	36	—	—	(121)	121	—	—
Net income (loss) attributable to common stockholders, diluted	$544	$1,663	$—	$(598)	$1,216	$6,257	$—	$—
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	71,833,141	201,483,709	—	85,645,323	39,227,409	180,068,036	—	83,198,339
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	72,117,530	220,653,592	—	111,000,300	39,294,822	202,217,747	—	109,303,996
Net income (loss) per share attributable to common stockholders, basic	$0.01	$0.01	$0.00	$(0.01)	$0.03	$0.03	$0.00	$0.00
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$0.01	$0.00	$(0.01)	$0.03	$0.03	$0.00	$0.00

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	152,665,804	—	—	—	152,665,804
Outstanding stock options	219,660	—	—	34,222,303	113,335	—	—	3,250,410
Unvested RSUs	369,894	—	—	—	361,923	—	—	—
Purchase rights committed under the ESPP	63,384	—	—	—	29,225	—	—	—
Shares subject to repurchase from early exercised stock options and restricted stock	—	—	—	1,177,757	—	—	—	—
Total	652,938	—	—	188,065,864	504,483	—	—	155,916,214

The table above does not include 500,000 shares of issued Class A common stock held by us and reserved for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.
Overview
Our mission is to make video communications frictionless.
We provide a video-first communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless video, voice, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video that is easy to use, manage, and deploy, provides an attractive return on investment, is scalable, and easily integrates with physical spaces and applications. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works.” Our goal is to make Zoom meetings better than in-person meetings.
We generate revenue from the sale of subscriptions to our video-first communications platform. Subscription revenue is driven primarily by the number of paid hosts, as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, and Zoom Phone. A host is any user of our video-first communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with limitations on the number of attendees and time. Our paid offerings include our Pro, Business, and Enterprise plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
Our revenue was $166.6 million and $90.1 million for the three months ended October 31, 2019 and 2018, respectively, representing period-over-period growth rate of 85%. We had net income of $2.2 million and net loss of $0.6 million for the three months ended October 31, 2019 and 2018, respectively. Our revenue was $434.4 million and $224.7 million for the nine months ended October 31, 2019 and 2018, respectively, representing period-over-period growth rate of 93%. We had net income of $10.0 million and $1.9 million for the nine months ended October 31, 2019 and 2018, respectively. Net cash provided by operating activities was $115.3 million and $35.3 million for the nine months ended October 31, 2019 and 2018, respectively.
Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our platform. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe we have a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a single deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Rooms at each office location and enablement of Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate was greater than 130% as of October 31, 2019 and 2018.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. Third-party developers are also a key component of our strategy for platform innovation, to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 19% and 18% of our revenue for the three months ended October 31, 2019 and 2018, respectively, and 19% and 18% of our revenue for the nine months ended October 31, 2019 and 2018, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in international markets, such as China, where we have limited or no sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of October 31, 2019 and 2018, we had approximately 74,100 and 44,400 customers with more than 10 employees, respectively. When disclosing the number of customers, we round down to the nearest hundred.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 31% and 27% of revenue for the three months ended October 31, 2019 and 2018, respectively, and 32% and 27% of revenue for the nine months ended October 31, 2019 and 2018, respectively. As of October 31, 2019 and 2018, we had 546 and 277 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”), a non-GAAP financial measure, is useful in evaluating our liquidity.
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
The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended October 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$115,338	$35,341
Less: Purchases of property and equipment	(28,132)	(18,121)
Free cash flow (non-GAAP)	$87,206	$17,220
Net cash used in investing activities	$(496,099)	$(23,733)
Net cash provided by financing activities	$596,623	$17,622

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
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our video-first communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party public switched telephone network (“PSTN”) services, personnel-related expenses, amortization of capitalized software development, and allocated overhead. We expect our cost of revenue to increase in absolute dollars as our revenue increases.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance, legal, and human resources organizations; professional fees for external legal, accounting, and other consulting services; bad debt expense; insurance; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth of our business. We also expect to incur additional expenses as a result of operating as a public company. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Revenue	$166,593	$90,121	$434,407	$224,717
Cost of revenue (1)	30,845	16,843	82,849	41,476
Gross profit	135,748	73,278	351,558	183,241
Operating expenses:
Research and development (1)	17,573	8,893	46,410	22,206
Sales and marketing (1)	96,048	53,454	239,741	130,769
General and administrative (1)	23,806	11,994	63,264	29,591
Total operating expenses	137,427	74,341	349,415	182,566
(Loss) income from operations	(1,679)	(1,063)	2,143	675
Interest income, net	3,231	477	6,753	1,376
Other income, net	978	128	2,921	214
Net income (loss) before provision for income taxes	2,530	(458)	11,817	2,265
Provision for income taxes	319	140	1,851	378
Net income (loss)	$2,211	$(598)	$9,966	$1,887

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$2,369	$317	$5,101	$542
Research and development	3,642	383	7,316	705
Sales and marketing	12,488	1,154	25,554	2,042
General and administrative	3,296	798	8,561	1,338
Total stock-based compensation expense	$21,795	$2,652	$46,532	$4,627

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	19	19	19	18
Gross profit	81	81	81	82
Operating expenses:
Research and development	10	10	11	10
Sales and marketing	58	59	55	59
General and administrative	14	13	15	13
Total operating expenses	82	82	81	82
(Loss) income from operations	(1)	(1)	—	—
Interest income, net	2	—	2	1
Other income, net	—	—	1	—
Net income (loss) before provision for income taxes	1	(1)	3	1
Provision for income taxes	—	—	1	—
Net income (loss)	1%	(1)%	2%	1%

Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Revenue	$166,593	$90,121	85%
Revenue for the three months ended October 31, 2019 increased by $76.5 million, or 85%, compared to the three months ended October 31, 2018. The increase was primarily due to subscription services provided to new customers, which accounted for approximately 61% of the increase, and to subscription services provided to existing customers, which accounted for approximately 39% of the increase.
Cost of Revenue

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Cost of revenue	$30,845	$16,843	83%
Gross profit	135,748	73,278	85%
Gross margin	81%	81%
Cost of revenue for the three months ended October 31, 2019 increased by $14.0 million, or 83%, compared to the three months ended October 31, 2018. The increase in cost of revenue was primarily due to an increase of $7.9 million in costs related to our co-located data centers, third-party cloud hosting, and integrated third-party PSTN services to support the increase in customers and expanded use of our video-first communications platform by existing customers, and an increase of $4.7 million in personnel-related expenses mainly driven by increased headcount, which includes a $2.1 million increase in stock-based compensation expense.

Operating Expenses
Research and Development

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Research and development	$17,573	$8,893	98%
Research and development expense for the three months ended October 31, 2019 increased by $8.7 million, or 98%, compared to the three months ended October 31, 2018, as we continued to add new features and functionalities to our video-first communications platform. The increase was primarily due to an increase in personnel-related expenses of $9.1 million mainly driven by increased headcount, which includes a $3.3 million increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Sales and marketing	$96,048	$53,454	80%
Sales and marketing expense for the three months ended October 31, 2019 increased by $42.6 million, or 80%, compared to the three months ended October 31, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel-related expenses of $28.8 million mainly driven by increased headcount to support the growth in our sales force, which includes a $11.3 million increase in stock-based compensation expense, of which $6.2 million is related to the ESPP, and a $4.5 million increase in sales commissions driven by our increase in revenue. The remaining increase was primarily due to an increase in marketing and sales event-related costs of $7.3 million as a result of increased costs related to digital and awareness programs, and an increase in allocated overhead of $4.5 million.
General and Administrative

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
General and administrative	$23,806	$11,994	98%
General and administrative expense for the three months ended October 31, 2019 increased by $11.8 million, or 98%, compared to the three months ended October 31, 2018. The increase in general and administrative expense was primarily due to an increase in personnel-related expenses of $6.6 million mainly driven by increased headcount, which includes a $2.5 million increase in stock-based compensation expense. The remaining increase was primarily due to an increase in costs from professional services of $3.3 million, comprised primarily of legal and accounting fees.
Interest Income, Net

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Interest income, net	$3,231	$477	577%
Interest income, net for the three months ended October 31, 2019 increased by $2.8 million, or 577%, compared to the three months ended October 31, 2018. The increase was primarily attributable to an increase in interest income earned from our investments in marketable securities.
Other Income, Net

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Other income, net	$978	$128	664%

Other income, net for the three months ended October 31, 2019 increased by $0.9 million, or 664%, compared to the three months ended October 31, 2018. The increase was primarily due to net accretion on our investments in marketable securities.
Provision for Income Taxes

	Three Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Provision for income taxes	$319	$140	128%
Provision for income taxes for the three months ended October 31, 2019 increased by $0.2 million, or 128%, compared to the three months ended October 31, 2018. The change in provision for income taxes was primarily due to international operations.
Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Revenue	$434,407	$224,717	93%
Revenue for the nine months ended October 31, 2019 increased by $209.7 million, or 93%, compared to the nine months ended October 31, 2018. The increase was primarily due to subscription services provided to new customers, which accounted for approximately 45% of the increase, and to subscription services provided to existing customers, which accounted for approximately 55% of the increase.
Cost of Revenue

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Cost of revenue	$82,849	$41,476	100%
Gross profit	351,558	183,241	92%
Gross margin	81%	82%
Cost of revenue for the nine months ended October 31, 2019 increased by $41.4 million, or 100%, compared to the nine months ended October 31, 2018. The increase in cost of revenue was primarily due to an increase of $24.2 million in costs related to our co-located data centers, third-party cloud hosting, and integrated third-party PSTN services to support the increase in customers and expanded use of our video-first communications platform by existing customers, an increase of $12.9 million in personnel-related expenses mainly driven by increased headcount, which includes a $4.6 million increase in stock-based compensation expense, and an increase in allocated overhead of $3.0 million.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Research and development	$46,410	$22,206	109%
Research and development expense for the nine months ended October 31, 2019 increased by $24.2 million, or 109%, compared to the nine months ended October 31, 2018, as we continued to add new features and functionalities to our video-first communications platform. The increase was primarily due to an increase in personnel-related expenses of $24.5 million mainly driven by increased headcount, which includes a $6.6 million increase in stock-based compensation expense, partially offset by an increase in capitalized software development costs of $2.1 million.
Sales and Marketing

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Sales and marketing	$239,741	$130,769	83%
Sales and marketing expense for the nine months ended October 31, 2019 increased by $109.0 million, or 83%, compared to the nine months ended October 31, 2018. The increase in sales and marketing expense was primarily due to an increase in personnel-related expenses of $69.6 million mainly driven by increased headcount to support the growth in our sales force, which includes a $23.5 million increase in stock-based compensation expense, of which $12.9 million is related to the ESPP, and a $11.6 million increase in sales commissions driven by our increase in revenue. The remaining increase was primarily due to an increase in marketing and sales event-related costs of $21.7 million as a result of increased costs related to digital and awareness programs and tradeshows, an increase in allocated overhead of $12.6 million, and an increase in expensed equipment and software of $2.7 million.
General and Administrative

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
General and administrative	$63,264	$29,591	114%
General and administrative expense for the nine months ended October 31, 2019 increased by $33.7 million, or 114%, compared to the nine months ended October 31, 2018. The increase in general and administrative expense was primarily due to an increase in personnel-related expenses of $18.4 million mainly driven by increased headcount, which includes a $7.2 million increase in stock-based compensation expense, of which $2.1 million is related to the ESPP. The remaining increase was primarily due to an increase in costs from professional services of $6.9 million, comprised primarily of legal and accounting fees, an increase in insurance expenses of $4.1 million, increased expenses of $3.3 million related to a contingent liability for sales and other indirect taxes, and an increase in allocated overhead of $2.0 million.
Interest Income, Net

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Interest income, net	$6,753	$1,376	391%
Interest income, net for the nine months ended October 31, 2019 increased by $5.4 million, or 391%, compared to the nine months ended October 31, 2018. The increase was primarily attributable to an increase in interest income earned from our investments in marketable securities.
Other Income, Net

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Other income, net	$2,921	$214	1,265%
Other income, net for the nine months ended October 31, 2019 increased by $2.7 million, or 1265%, compared to the nine months ended October 31, 2018. The increase was primarily due to net accretion on our investments in marketable securities.

Provision for Income Taxes

	Nine Months Ended October 31,
	2019	2018	% Change

	(in thousands)
Provision for income taxes	$1,851	$378	390%
Provision for income taxes for the nine months ended October 31, 2019 increased by $1.5 million, or 390%, compared to the nine months ended October 31, 2018. The change in provision for income taxes was primarily due to international operations.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $811.4 million, which were held for working capital purposes. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, and U.S. government agency securities.
We have financed our operations primarily through customer payments and sales of equity securities. In April 2019, we completed our IPO, which resulted in aggregate net proceeds of $447.9 million, after underwriting discounts and commissions, and before deducting offering costs of $6.4 million. We also received aggregate proceeds of $100.0 million related to our concurrent private placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.
We believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2019	2018

	(in thousands)
Net cash provided by operating activities	$115,338	$35,341
Net cash used in investing activities	$(496,099)	$(23,733)
Net cash provided by financing activities	$596,623	$17,622
Operating Activities
Net cash provided by operating activities of $115.3 million for the nine months ended October 31, 2019 was primarily due to net income of $10.0 million, adjusted for non-cash charges for stock-based compensation expense of $46.5 million, amortization of deferred contract acquisition costs, primarily commissions, of $25.9 million, depreciation and amortization of $11.6 million, amortization of operating lease ROU assets of $4.8 million, and provision for accounts receivable allowances of $4.0 million. Changes in operating assets and liabilities were favorable to cash flows from operations by $14.1 million primarily due to an increase in deferred revenue of $76.6 million driven by increases in sales, and an increase in accounts payable and accrued expenses and other liabilities of $52.4 million, partially offset by an increase in deferred contract acquisition costs of $50.8 million driven by increases in sales, an increase in accounts receivable of $36.9 million, an increase in prepaid expenses and other assets of $22.4 million, and a decrease in operating lease liability, net of $4.7 million.
Net cash provided by operating activities of $35.3 million for the nine months ended October 31, 2018 was primarily due to net income of $1.9 million, adjusted for non-cash charges for amortization of deferred contract acquisition costs, primarily commissions, of $14.4 million, stock-based compensation expense of $4.6 million, depreciation and amortization of $4.5 million, and provision for accounts receivable allowances of $1.5 million. Changes in operating assets and liabilities were favorable to cash flows from operations by $8.5 million primarily due to an increase in deferred revenue of $52.6 million driven by increases in sales, and an increase in accounts payable and accrued expenses and other liabilities of $23.0 million, partially offset by an increase in deferred contract acquisition costs of $32.9 million, an increase in accounts receivable of $27.8 million due to increases in sales, and an increase in prepaid expenses and other assets of $6.5 million.
Investing Activities
Net cash used in investing activities of $496.1 million for the nine months ended October 31, 2019 was primarily due to net purchases of marketable securities of $465.0 million, purchases of property and equipment of $28.1 million, and purchase of equity investment of $3.0 million.
Net cash used in investing activities of $23.7 million for the nine months ended October 31, 2018 was primarily due to purchases of property and equipment of $18.1 million and net purchases of marketable securities of $5.6 million.
Financing Activities
Net cash provided by financing activities of $596.6 million for the nine months ended October 31, 2019 was primarily due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.5 million, proceeds from international employee stock sales of $48.5 million to be remitted to employees and tax authorities, and proceeds from the exercise of stock options, net of repurchases, of $5.6 million.
Net cash provided by financing activities of $17.6 million for the nine months ended October 31, 2018 was primarily due to proceeds from issuance of convertible promissory notes and derivatives of $15.0 million and proceeds from the exercise of stock options of $2.7 million.
Commitments and Contractual Obligations
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations during the nine months ended October 31, 2019 from the commitments and contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus.
Off-Balance Sheet Arrangements
Through October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Prospectus, except for the estimated fair value of ESPP purchase rights for stock-based compensation as described in Note 9 to the condensed consolidated financial statements
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2019 and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $230.9 million and marketable securities of $580.5 million as of October 31, 2019. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, corporate debt securities, and treasury bills. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate debt securities, and U.S. government agency securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2019 and 2018.
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

PART II—Other Information
Item 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation and there can be no assurances that favorable final outcomes will be obtained.
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
Risks Related to Our Business and Our Industry
Our business depends on our ability to attract new customers and hosts, retain and upsell additional products to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers and hosts, renewals, or upgrades would harm our business.
Our business depends upon our ability to attract new customers and hosts and maintain and expand our relationships with our customers and hosts, including upselling additional products to our existing customers and upgrading hosts to a paid Zoom Meeting plan. A host is any user of our video-first communications platform, who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts.
Our business is subscription based and customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, or the perception that competitive products provide better or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
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
We were incorporated in 2011. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform, increased competition, contraction of our overall market, our inability to accurately forecast demand for our platform and plan for capacity constraints, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
We operate in competitive markets and we must continue to compete effectively.
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
Other large established companies like Amazon and Facebook have in the past and may in the future also make investments in video communications tools. In addition, as we introduce new products and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, we recently introduced Zoom Phone, a cloud phone system that will allow customers to replace their existing private branch exchange solution, in the future, which will result in increased competition against companies that offer similar services and new competitors that may enter that market in the future. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; third-party integration; greater accessibility across devices or applications; access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial; technical; and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our platform is also price sensitive. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products, or services that compete with our platform or may bundle and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Furthermore, third parties could build products similar to ours that rely on open source software. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure from these third parties to the extent that users find such alternative products to be sufficient to meet their video communications needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business. We on occasion offer new customers a free period of time at the beginning of the subscription term which can result in deferred billings or long-term accounts receivable and increase the risk of loss on uncollected accounts receivable.
We may not be able to sustain our revenue growth rate in the future.
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect our revenue growth rate to decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Microsoft Azure for the hosting of certain critical aspects of our business. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers in order to optimize performance on our platform. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, fraud, general internet availability issues, spikes in usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. For example, in January 2019, we experienced an outage in our services for less than two hours, which we later determined was initially caused by a technical issue with one of our vendors. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers and hosts to terminate their subscriptions and adversely affect our ability to attract new customers and hosts. Our ability to attract and retain customers and hosts depends on our ability to provide customers and hosts with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, customers may experience delays as we seek to obtain additional capacity, which could harm our business.
We do not control, or in some cases have limited control over, the operation of the co-located data center facilities we use and they are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, hurricanes, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services and our disaster recovery planning may not account for all eventualities. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at the facilities would harm our business.
Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers and hosts to switch to our competitors, or to cancel their subscriptions to our platform.
Unlike traditional communications and collaborations technologies, our services depend on our users’ high-speed broadband access to the internet, usually provided through a cable or digital subscriber line connection.  Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our platform due to capacity constraints and other internet infrastructure limitations. As our number of users grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our user base grows, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability, or performance. In addition, if internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our platform. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or platform are unreliable, leading them to switch to our competitors or to avoid our platform, and could permanently harm our business.
In addition, users who access our platform through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as 3G, 4G, or LTE; satellite; or Wi-Fi to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies, satellite companies, and wireless companies. Some of these providers offer products and subscriptions that directly compete with our own offerings, which can potentially give them a competitive advantage. Also, these providers could take measures that degrade, disrupt, or increase the cost of user access to third-party services, including our platform, by restricting or prohibiting the use of their infrastructure to support or facilitate third-party services or by charging increased fees to third parties or the users of third-party services, any of which would make our platform less attractive to users and reduce our revenue.

On January 4, 2018, the Federal Communications Commission ("FCC") released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties have filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that affirmed nearly all of the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case by case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order, but allowed the order to remain in effect while the FCC conducts that review. The original parties to the appeal may seek additional review of the order from the full Court of Appeals or the Supreme Court. In addition, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. As a result, we cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services, such as ours for priority access, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges.
As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.
We generate revenue from sales of subscriptions to our platform and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
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
•performance;
•brand;
•security and privacy;

•user support; and
•pricing.
The communications and collaboration technologies market is subject to rapidly changing user demand and trends in preferences. If we fail to successfully predict and address these changes and trends, meet user demands, or achieve more widespread market acceptance of our platform, our business would be harmed.
The experience of our users depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control and if we are not able to maintain and expand our relationships with third parties to integrate our platform with their solutions, our business may be harmed.
One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, and Linux. We also have integrations with Atlassian, Dropbox, Google, LinkedIn, Microsoft, Salesforce, Slack, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these and other third-party operating systems and applications that we do not control. For example, given the broad adoption of Microsoft Office and other productivity software, it is important that we are able to integrate with this software. Several of our competitors own, develop, operate, or distribute operating systems, app stores, co-located data center services and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, co-located data center services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.
Third-party services and products are constantly evolving and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our platform. For example, we currently offer products that directly compete with several large technology companies that we rely on to ensure the interoperability of our platform with their products or services. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business could be harmed.
In addition, we provide, develop, and create applications for our platform partners that integrate our platform with our partners’ various offerings. For example, our Zoom Meetings product integrates with tools offered by companies, such as Atlassian and Dropbox to help teams get more done together. If we are not able to continue and expand on existing and new relationships to integrate our platform with our partners’ solutions, or there are quality issues with our products or service interruptions of our products that integrate with our partners’ solutions, our business will be harmed.
We may not be able to respond to rapid technological changes, extend our platform, or develop new features.
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform, introduce new features and products, and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. We invest significantly in research and development and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. There is no assurance that our enhancements to our platform or our new product experiences, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could harm our business. Moreover, new productivity features to our platform may require substantial investment and we have no assurance that such investments will be successful. If customers and hosts do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.
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
Identifying and recruiting qualified sales representatives and training them is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers and hosts is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.
Our security measures have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future, this could damage our reputation, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and hosts curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
Our operations involve the storage and transmission of customer data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft, or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. In July 2018, we were made aware of a vulnerability in the Zoom Meeting client for Windows that could result in potential exposure of a Zoom user’s password. Additionally, in 2018, a cybersecurity company discovered a vulnerability in our software that could be exploited by hackers to exert certain meeting controls. While we were able to release updates to the software addressing these vulnerabilities and we are not aware of any customers being affected or meetings compromised by these vulnerabilities, in most cases customers are responsible for installing this update to the software and their software is subject to these vulnerabilities until they do so. Additionally, we cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future. We expect similar issues to arise in the future as we continue to expand the features and functionality of existing products and introduce new products, and we expect to expend significant resources in an effort to protect against security incidents. Concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, by our customers, or by us may lead to public disclosures, which may lead to widespread negative publicity. In addition, we have a high concentration of research and development personnel in China, which could expose us to market scrutiny regarding the integrity of our solution or data security features. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers and hosts, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could harm our business.
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
We believe that our brand identity and awareness have contributed to our success and have helped fuel our efficient go-to-market strategy. We connect people through frictionless video, voice, chat, and content sharing. We also believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications platform, rather than just one distinct product. For example, if users incorrectly view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform with multiple communications solutions, then our market position may be detrimentally impacted at such time as a competitor introduces a new or better product. We anticipate that, as our market becomes increasingly competitive, maintaining, and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform or the providers of communication and collaboration technologies generally could adversely affect our reputation and our ability to attract and retain hosts. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform, or if we incur excessive expenses in this effort, our business will be harmed.
We have a history of net losses, and we expect to increase our expenses in the future, which could prevent us from achieving or maintaining profitability.
Although we generated net income of $2.2 million and $10.0 million for the three and nine months ended October 31, 2019, respectively, we have incurred net losses in the past, and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts, to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, upgrading our infrastructure, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.

We may not successfully manage our growth or plan for future growth.
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 1,529 full-time employees as of October 31, 2018, to 2,409 full-time employees as of October 31, 2019, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
The software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. There can be no assurance that our existing platform and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and would harm our business.
We also utilize hardware purchased or leased and software and services licensed from third parties to offer our platform. Any defects in, or unavailability of, our or third-party hardware, software, or services that cause interruptions to the availability of our services, loss of data, or performance issues could, among other things:
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our operations in China. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team would harm our business.
The failure to attract and retain additional qualified personnel or to maintain our happiness-centric company culture could harm our business and culture and prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer greater compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business would be harmed.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from Asia-Pacific and Europe, Middle East, and Africa collectively represented 19% and 18% of our revenue for the three months ended October 31, 2019 and 2018, respectively, and 19% and 18% of our revenue for the nine months ended October 31, 2019 and 2018, respectively. We plan to add local sales support in further select international markets over time.  We also operate research and development centers in China, employing more than 700 employees as of October 31, 2019. Our customers include multinational corporations with global users and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our platform in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions. For example, our product development team is largely based in China, where personnel costs are less expensive than in many other jurisdictions. If we had to relocate our product development team from China to another jurisdiction, we could experience, among other things, higher operating expenses, which would adversely impact our operating margins and harm our business. In addition, we would need to spend considerable time and effort recruiting a new product development team, which would distract management and adversely impact our ability to continue improving our platform’s features and functionality.
Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The United States or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China.  In response, China imposed or proposed new or higher tariffs on U.S. products. While the imposition of these tariffs did not have a direct, material adverse impact on our business during the nine months ended October 31, 2019, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action and responses. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Further, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
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
•the timing and success of new products, features, and functionality by us or our competitors;
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
We recognize revenue from subscriptions to our platform over the terms of these subscriptions. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs is expensed as incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers and hosts could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our platform or upgrade to a higher-priced tier of Zoom Meeting plan must be recognized over the applicable subscription term.
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
Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business.
We receive, store, process, and use personal information and other user content. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation ("GDPR") went into effect in the European Union ("EU"). The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenues. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are monitoring regulatory developments in this area. California also recently enacted legislation, the California Consumer Privacy Act of 2018 ("CCPA"), that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. The CCPA was recently amended, and it is possible that it will be amended again before it goes into effect. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data.

With laws and regulations, such as the GDPR in the EU and the CCPA and SPI Law in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our privacy-, data protection- or information security-related obligations to users or other third parties or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.
Additionally, if third parties we work with, such as vendors or developers, violate applicable laws, or regulations or our policies, such violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features.
Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscription services in jurisdictions where we have not historically done so.
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
We may be subject to liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. We do not currently collect and remit other state and local excise, utility user and ad valorem taxes, fees, or surcharges that may apply to our customers and hosts. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our platform as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax ("VAT") or goods and services tax ("GST") on sales of our platform because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our platform is not taxable in the jurisdiction and may decide to audit our business and operations with respect to sales, use, telecommunications, VAT, GST, and other taxes, which could result in increased tax liabilities for us or our customers and hosts, which could harm our business.
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $31.3 million and $20.8 million as of October 31, 2019 and January 31, 2019, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our platform and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s EAR and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or -sanctioned countries, governments, persons, and entities, and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our platform or could limit our hosts’ ability to implement our platform in those countries.
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted initial and final voluntary self-disclosures concerning potential violations of U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s BIS.
In June 2019, OFAC and BIS issued us warning letters as their final enforcement responses to these potential violations but no fines or penalties were assessed. If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in fines and penalties. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise. While we are working to implement additional controls designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
Changes in our platform, or changes in export, sanctions, and import laws, may delay the introduction and sale of subscriptions to our platform in international markets, prevent our customers with international operations from using our platform or, in some cases, prevent the access or use of our platform to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our platform or in our decreased ability to export or sell our platform to existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely harm our business.
We utilize our network of resellers to sell our products and services, and our failure to effectively develop, manage, and maintain our indirect sales channels would harm our business.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we expand into international markets. A small portion of our revenue is derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own products and services or services from other communications solutions providers. Loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may in some cases be effective in causing our reseller or potential reseller to favor their products and services or prevent or reduce sales of our products and services. Recruiting and retaining qualified resellers in our network and training them in our technology and product offerings requires significant time and resources. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively sell our platform. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets, or expand the number of resellers in existing markets or fail to manage, train, or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and hosts and increase sales to existing customers could be adversely impacted, which would harm our business.
Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We sell to customers globally and have international operations primarily in Australia, China, and the United Kingdom. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2019 and 2018, 9.1% and 5.8% of our revenue, respectively, and 15.9% and 12.6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities are subject to a number of additional challenges and risks.
We expect to increase our sales to U.S. federal and state and foreign governmental agency customers.  For example, we announced in May 2019 that we received authorization under the U.S. Federal Risk and Authorization Management Program ("FedRAMP") that allows U.S. federal government agencies and contractors to securely use our Zoom for Government offering. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
•selling to governmental entities can be more competitive, expensive, and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;
•government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications, including FedRAMP, and in doing so restrict our ability to sell into the government sector until we have attained such certificates;
•governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most-favored-nation clauses; and
•government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products.
To the extent that we become more reliant on contracts with government entities in the future, our exposure to such risks and challenges could increase, which in turn could adversely impact our business.
Our current products, as well as products, features, and functionality that we may introduce in the future, may not be widely accepted by our customers and hosts or may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current products, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our new cloud phone system, Zoom Phone, is a private branch exchange phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
We may be subject to, or assist law enforcement with enforcement of, a variety of U.S. and international laws that could result in claims, increase the cost of operations or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.
We may be subject to, or assist law enforcement with enforcement of, various laws, including those covering copyright, indecent content, child protection, consumer protection, telecommunications services, taxation, and similar matters. There have been instances where improper or illegal content has been shared on our platform without our knowledge. As a service provider, we do not regularly monitor our platform to evaluate the legality of content shared on it. While to date we have not been subject to material legal or administrative actions as a result of this content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the users who shared such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content shared on our platform. Such publicity would harm our business.
We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade customers and attract new customers and hosts. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties, or settlement expenses, which may result in harm to our business.
Our platform depends on the ability of our customers, hosts, and users to access the internet, and our platform has been blocked or restricted in some countries for various reasons. If we fail to anticipate developments in the law, or fail for any reason to comply with relevant law, our platform could be further blocked or restricted, and we could be exposed to significant liability that could harm our business.
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as we continue to expand our international presence, and any failure to comply with such laws could harm our business.
Zoom Phone is subject to U.S. federal and international regulation, and other products we may introduce in the future may also be subject to U.S. federal, state, or international laws, rules, and regulations. Any failure to comply with such laws, rules, and regulations could harm our business and expose us to liability.
Federal Regulation
Our recently introduced product, Zoom Phone, is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol ("VoIP") service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund ("USF"), contributions and other regulatory assessments, emergency calling/Enhanced 911 ("E-911"), and law enforcement access. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
State Regulation
State telecommunications regulation of Zoom Phone is generally preempted by the FCC. However, states are allowed to assess state USF contributions, E-911 fees, and other surcharges. A number of states require us to contribute to state USF and pay E-911 and other assessments and surcharges, while others are actively considering extending their programs to include the products we offer. We generally pass USF, E-911 fees, and other surcharges through to our customers where we are permitted to do so, which may result in our products becoming more expensive. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to services like Zoom Phone. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could harm our business.
International Regulation
As we expand internationally, we may be subject to telecommunications, consumer protection, privacy, data protection, and other laws and regulations in the foreign countries where we offer our products. If we do not comply with any current or future international regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could harm our business.
We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters, which, if resolved adversely, could harm our business.
We protect our intellectual property through patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our platform. While we intend to defend these lawsuits vigorously and believe that we have valid defenses to these claims, litigation can be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from subscribing to our services, which would harm our business. Furthermore, with respect to these lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with certain larger customers include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights, which could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
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
Our business may be significantly affected by a change in the economy, including any resulting effect on consumer or business spending.
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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and some of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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
The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, such as the recent legislation enacted in Australia, the United Kingdom and the United States, other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions.
We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Update (ASU) No. 2016-02 (Topic 842), Leases, effective as of February 1, 2019. See Note 1 to our condensed consolidated financial statements for more information. It is also difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences,
Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock.
We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, or dilute stockholder value.
We may in the future make acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
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
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
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
The dual class structure of our common stock as contained in our amended and restated COI has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2019, the holders of our outstanding Class B common stock held 93.9% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 72.0% of such voting power in the aggregate. As of October 31, 2019, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 16.8% of our outstanding capital stock but controlled approximately 26.0% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our initial public offering.

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
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are new, and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations or depress our trading volume compared to those of other similar companies that are included.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
Substantial future sales of shares of our Class A common stock and Class B common stock could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock and Class B common stock (after automatically converting to Class A common stock) in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock.
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
Sales of our shares could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•our dual-class common stock structure as described above.
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
Our amended and restated COI designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.
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
As a public company listed in the United States, we incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management.
We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of more than $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior July 31 and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-230444) for our IPO was declared effective by the SEC on April 17, 2019, pursuant to which we sold 13,041,869 shares of our Class A common stock, including 3,130,435 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $36.00 per share.

There has been no material change in the planned use of proceeds from the IPO as described in our Prospectus.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, has been formatted in Inline XBRL
* Filed herewith.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM VIDEO COMMUNICATIONS, INC.

Date: December 6, 2019	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2019	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)