Form 10-K
period 2020-01-31
Zoom Video Communications, Inc.
filed 2020-03-20
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐     NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).   YES ☐     NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 31, 2019 as reported by the Nasdaq Global Select Market on such date was approximately $3.6 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 6, 2020, the number of shares of the registrant’s Class A common stock outstanding was 127,468,829 and the number of shares of the registrant’s Class B common stock outstanding was 151,532,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1. BUSINESS
Overview
Our mission is to make video communications frictionless.
We provide a video-first communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless video, phone, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video and voice that is easy to use, manage, and deploy; provides an attractive return on investment; is scalable and easily integrates with physical spaces and applications. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works.”
The cornerstone of our platform is Zoom Meetings, around which we provide a full suite of products and features designed to give users an easy, reliable, and innovative video-first communications experience. Users are comprised of both hosts who organize video meetings and the individual attendees who participate in those video meetings. In 2019, we launched Zoom Phone, a cloud-based PBX system, creating a unique video-first unified communications platform. Many customers also choose to implement Zoom Rooms, our software-based conference room system, which enables users to easily experience Zoom Meetings in their physical meeting spaces. Our partner ecosystem, App Marketplace, and developer platform help enterprises create elevated experiences with third-party applications to create customized workflows.
The happiness we bring is recognized by customers. In 2019, our average customer Net Promoter Score (“NPS”) was over 70. Industry analysts also recognize our market leadership: Gartner has named Zoom a Leader in its Magic Quadrant for Meeting Solutions based on our “ability to execute” and “completeness of vision.” Frost & Sullivan selected Zoom as the Company of the Year in the Global Video Conferencing Industry, and for the North American Hosted IP Telephony and UCaaS Competitive Strategy Innovation and Leadership award. Zoom also has consistently high scores across customer review sites, including Gartner Peer Insights, TrustRadius, and G2 Crowd, including being recognized as a 2020 Gartner Peer Insights Customers’ Choice for Meeting Solutions and a TrustRadius Top Rated Web Conferencing Software.
We have a unique model that combines viral enthusiasm for our platform with a multipronged go-to-market strategy for optimal efficiency. Viral enthusiasm begins with our users as they experience our platform – it just works. This enthusiasm continues as meeting participants become paid hosts and as businesses of all sizes become our customers. Our sales efforts funnel this viral demand into routes-to-market that are optimized for each customer opportunity, which can include our direct sales force, online channel, resellers, and strategic partners.
Our Culture of Happiness
We are focused on delivering happiness to our employees and customers. We strive to change the way business is done through our communications technology and our company culture. We take happiness so seriously that we have an employee-led happiness committee and crew to facilitate and amplify our efforts to deliver happiness to our employees and customers.
Our culture of delivering happiness drives our mission, vision, and values and is fundamental to everything we do at Zoom:
•Mission. Our mission is to make video communications frictionless.
•Vision. Our vision is to empower people to accomplish more through video communications.
•Values. We care for our community, our customers, our company, our teammates, and ourselves.
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Comparably ranked Zoom as No. 1 in its 2019 ranking of major U.S. companies with the happiest employees. Zoom was also recognized as No. 2 on Glassdoor’s 2019 Best Places to Work.
Our Growth Strategy
We focus on the following elements of our strategy to drive our growth:

•Keep our existing customers happy. We provide happiness to our customers by giving them an experience that delights them. We respond to customer needs with action to drive positive user experiences. We believe these practices result in our high NPS and will continue to generate referrals from our existing customers, providing meaningful viral adoption for the foreseeable future.
•Drive new customer acquisition. Our platform is designed to make it easy to host meetings. By attracting free hosts to use our platform, we promote usage that allows hosts and their meeting attendees to experience the difference of Zoom. We complement this lead-generation model with our multipronged go-to-market strategy that integrates the viral enthusiasm for our platform with optimal routes-to-market, including direct sales representatives, online channel, resellers, and strategic partners. This approach allows us to cost-effectively drive upgrades to our paid offering and expansion within organizations of all sizes and verticals.
•Expand within existing customers. As organizations experience our video platform and become familiar with its benefits, more teams and departments within these organizations adopt Zoom. Our platform may begin in a line of business and then organically expand across departments. This “land and expand” model has led to some of our largest deployments. Customers are also purchasing services for webinars, room solutions, and phone for the full Zoom Unified Communications as a Service (“UCaaS”) experience.
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of video communication and collaboration technologies and released over 300 new features in 2019. We strive to deliver the best experience to our users by dedicating approximately 20% of engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base.
•Accelerate international expansion. With users, offices, and data centers strategically located around the world, we are poised to reach new customers globally. Our platform is intuitively designed such that localization requirements are minimal. For example, our platform works without intensive translation requirements with only a few language adjustments to our user interface and support systems.
•Grow our partnership ecosystem and continue to expand our platform. Our platform integrates easily with other systems and tools. We enable developers to embed our platform into their own offerings through open application program interfaces (“APIs”) and our cross-platform software development kits (“SDKs”). We have already partnered with several hardware video conferencing and peripheral providers and with software providers, including Atlassian and Dropbox. Over 2,500 third-party developers are engaged with the Zoom App Marketplace platform to extend the value and adoption for Zoom customers and as private apps for their own companies. We intend to continue to grow our partnership ecosystem to drive ubiquity and a better user experience.
Our Products
We provide a video-first unified communications platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless video, phone, chat, and content sharing. Our products include Zoom Meetings, Zoom Phone, Zoom Chat, Zoom Rooms, Zoom Conference Room Connector, Zoom Video Webinars, Zoom for Developers, and Zoom App Marketplace. The following graphic depicts our products:

Zoom Meetings
Zoom Meetings provide HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support tens of thousands of video participants in a single meeting. Conversations can be one to one, one to many, or many to many. Zoom Meetings feature 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrate with tools such as Atlassian, Dropbox, Google, LinkedIn, Microsoft, Salesforce, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile device or tablet throughout their business day. In fact one in six meeting participants join Zoom Meetings through the Zoom mobile app.
Zoom Phone
Zoom Phone is an enterprise cloud phone system that provides powerful private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Available stand alone, or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern video-first UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom.
Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). In the fiscal year ended January 31, 2020, Zoom Phone provided native PSTN connectivity in Australia, Canada, Ireland, New Zealand, Puerto Rico, United Kingdom (“U.K.”), and the United States (“U.S.”).
Zoom Phone also supports Premise Peering and Cloud Peering, which provide enterprise customers with the flexibility of keeping their current PSTN service providers by redirecting existing third-party voice circuits to the Zoom Phone cloud. Hybrid connectivity is also supported, allowing customers to mix native Zoom Phone Calling Plans and third-party voice circuits. This unique capability allows customers to enjoy all of the benefits and features of Zoom Phone while keeping their existing service provider contracts, phone numbers, and calling rates with their preferred carrier of record.
Zoom Chat
Zoom Chat is included in the Zoom client for meeting and phone customers, and allows teams to stay connected with sharing messages, images, audio files, and content instantly across desktop, laptop, tablet, and mobile devices. Organizations use Zoom Chat to collaborate in groups or 1-1 channels, share files and information, and stay connected. Zoom Chat allows easy invitation to people outside a user’s organization, and users can easily switch from a chat to a phone call or video meeting during a conversation. Zoom Chat can also store content, offering discoverability to users who want to review their conversations or shared files. There are more than 60 chatbots available in the Zoom App Marketplace that provide notifications and improved workflow to other enterprise systems.
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room–from executive offices, huddle rooms, training rooms, to broadcast studios–into a collaboration space that is easy to use, simple to deploy, and effortless to manage. Designed to increase workforce collaboration across in-room and virtual participants, Zoom Rooms bring one-click to join meetings, wireless multi-sharing, interactive whiteboarding, and intuitive room controls for a frictionless Zoom Meeting experience. Zoom Rooms can leverage purpose-built hardware, such as Zoom Rooms Appliances, for a turnkey deployment, or customize room builds with Zoom’s open hardware ecosystem and professional audio/visual equipment, enabling organizations to build video conference rooms for any use case.
Zoom Rooms Scheduling Display helps meet the needs of the agile office by delivering simple, on-the-fly room booking and room utilization management through a calendaring system. With a single Zoom Rooms license, customers get unlimited access to this service, requiring only an iOS or Android touch display outside their rooms.
Zoom Rooms Digital Signage leverages displays, in and out of conference rooms, to project image, video, and URL content playlists. Included as part of Zoom Rooms, role-based admins can easily manage unlimited Digital Signage content and displays through the Zoom Admin Portal and remotely control the content displayed across screens for corporate communications, internal marketing, branding, and more.
Zoom Conference Room Connector
The Zoom Conference Room Connector is a gateway for SIP/H.323 endpoints to join Zoom meetings. For organizations that use SIP/H.323 conference room systems from providers, such as Poly and Cisco, Zoom’s Conference Room Connector can take these traditional hardware video conferencing systems to the cloud, allowing users to leverage their existing investments while taking advantage of the Zoom platform. As organizations transition from legacy hardware-based conference rooms to software-based Zoom Rooms, IT admins save cost on layers of service, maintenance, and support contracts and bridge their endpoints with Zoom Conference Room Connector. With the cost-savings, organizations can reinvest in video-enabling more rooms and continue to leverage their existing SIP/H.323 endpoints with a consistent, cloud-based experience across all their rooms.
Zoom Video Webinars
Zoom Video Webinars allows users to conduct large-scale online events, such as town hall meetings, workshops, and marketing presentations. Up to 100 panelists with full video, voice, chat, and content sharing are able to communicate to over 10,000 view-only attendees. Zoom Video Webinars includes features, such as Q&A, reporting, invitations, and CRM and marketing automation software integrations. It also easily integrates with Facebook Live, YouTube, and other custom streaming services, providing access to large bases of viewers.
Zoom for Developers and Zoom App Marketplace
Zoom for Developers allows developers to integrate our video, phone, chat, and content sharing into other applications, as well as manage Zoom accounts from any system, with full access to their usage and network metrics data. With our SDKs and APIs, Zoom, third-party developers, and partners build applications that integrate our platform with other cloud services. Our customers can also develop highly customizable private applications that integrate Zoom into their systems. Our rich toolbox of extensible APIs, cross-platform SDKs, and MobileRTC powered an average of more than 170 million API engagements per month for the fiscal year ended January 31, 2020.
Our App Marketplace brings together these integrations built by Zoom and third-party developers, making it easy for developers to publish their apps and for customers to enhance their Zoom experience with new functionalities. We fully vet apps in our marketplace for security and user experience. Zoom App Marketplace features apps and bots with services such as Salesforce, Microsoft Teams, and Google, as well as deep product integrations with Dropbox, Box, Atlassian, and Marketo.
Our Technology and Infrastructure
Our unique technology and infrastructure enable best-in-class reliability, scalability, and performance. We designed our communications platform to be video-first and cloud-native. Most legacy approaches utilize single multipoint control units (“MCUs”) to bridge video and voice participants into an integrated stream that is broadcast back to the participants. These hardware devices are shipped with defined processing and memory capacity that are difficult to scale. In addition, an MCU architecture is similar to other mainframe-like approaches where stream processing and mixing run on the same machine, which is resource-intensive and limits scalability.
Our technology was specifically designed from the start to address the most difficult component of communications: video. Video requires intense computing resources for encoding, decoding, multiplexing, and synchronization, as well as higher bandwidth and network performance, to a much higher degree than other forms of communication like voice, chat, and content sharing. Our architecture separates video content processing from the transporting and mixing of streams. We allocate video content processing to intelligent agents that reside on client devices and dynamically encode and decode based upon the performance of client technology, network performance, and bandwidth. We leverage a next-generation multimedia router that operates on commodity hardware and a globally distributed cloud infrastructure to determine the optimal data centers to host a meeting and an optimal set of paths to connect the participants.
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, non-profit/not for profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 5% of our total revenue in the fiscal year ended January 31, 2020. As of January 31, 2020, we had approximately 81,900 customers with more than 10 employees.
Sales
Our sales model combines our viral demand generation and our free Zoom Meeting plan with a sales approach optimized for the size of each customer opportunity. Our direct sales force includes our field sales representatives as well as our inside sales team, and it is organized by customer employee count and vertical. Our channel team coordinates the activities of resellers and strategic partners to build a strong ecosystem that broadens our reach. Our online channel supports high-volume, high-velocity, self-service sales.

Marketing
Our marketing team’s primary objective is to create preference for our brand by leveraging our viral growth, building awareness, and engaging our users in person. We complement our viral growth with targeted online and out-of-home advertising. We also participated in more than 210 marketing and customer events around the world in 2019 and connect with and celebrate our users at Zoomtopia, our annual user conference.
Research and Development
We drive our business with constant innovation. We have research and development presence in both the United States and China, which we believe is a strategic advantage for us, allowing us to invest more in increasing our product capabilities in an efficient manner.
Our Competition
The markets in which we operate are highly competitive. We face competition from legacy web-based meeting services providers, including Cisco Webex and LogMeIn GoToMeeting, and bundled productivity solution providers with video functionality, including Microsoft Teams and Google G Suite, as well as UCaaS and legacy PBX providers, including Avaya, RingCentral, and 8x8.
We believe we compete favorably based on the following competitive factors:
•video-first platform;
•cloud-native architecture;
•functionality and scalability;
•ease of use and reliability;
•ability to utilize existing infrastructure, such as legacy conference room hardware; and
•low total cost of ownership.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements, licenses, and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets.
We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.
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

Our Facilities
Our corporate headquarters is located in San Jose, California, where we lease approximately 87,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain additional offices in the United States and internationally in Asia-Pacific (“APAC”) and Europe, Middle East, and Africa (“EMEA”). We believe that our facilities are suitable to meet our current needs.
Our Employees
As of January 31, 2020, we had 2,532 full-time employees. Of these employees, 1,396 are in the United States and 1,136 are in our international locations. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
Corporate Information
We were incorporated under the laws of the state of Delaware in April 2011 under the name Saasbee, Inc., and in February 2012, we changed our name to Zoom Communications, Inc. In May 2012, we changed our name to Zoom Video Communications, Inc. Our principal executive offices are located at 55 Almaden Boulevard, 6th Floor, San Jose, California 95113. Our telephone number is (888) 799-9666. Our website address is https://zoom.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Zoom design logo, “Zoom,” “Zoom Video Communications,” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Zoom Video Communications, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at investors.zoom.us as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (www.zoom.com) and the investor relations section of our website (investors.zoom.us). We use these channels, as well as social media, including our blog (blog.zoom.us), our Twitter account (@zoom_us), our LinkedIn page (linkedin.com/company/zoom-video-communications), and our Facebook page (facebook.com/zoomvideocommunications), to communicate with investors and the public about our Company, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
Item 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
Our business is subscription based, and customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, or the perception that competitive products provide better or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
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
The market for communication and collaboration technologies platforms is competitive and rapidly changing. Certain features of our current platform compete in the communication and collaboration technologies market with products offered by:
•legacy web-based meeting providers, including Cisco Webex and LogMeIn GoToMeeting;
•bundled productivity solutions providers with video functionality, including Microsoft Teams, and Google G Suite; and
•UCaaS and legacy PBX providers, including Avaya, RingCentral, and 8x8.
Other large established companies like Amazon and Facebook have in the past and may in the future also make investments in video communications tools. In addition, as we introduce new products and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, we recently introduced Zoom Phone, a cloud phone system that allows customers to replace their existing PBX solution, which will result in increased competition against companies that offer similar services and new competitors that may enter that market in the future. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; third-party integration; greater accessibility across devices or applications; access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our platform is also price sensitive. Many factors, including our marketing, user acquisition, and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products, or services that compete with our platform, or may bundle and offer a broader range of products and services than we do. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Furthermore, third parties could build products similar to ours that rely on open source software. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure from these third parties to the extent that users find such alternative products to be sufficient to meet their video communications needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business. We on occasion offer new customers a free period at the beginning of the subscription term, which can result in deferred billings or long-term accounts receivable and increase the risk of loss on uncollected accounts receivable.
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
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, including increased usage stemming from the recent outbreak of the COVID-19 virus, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our video-first communications platform because of its reliability and performance.
We do not control, or in some cases have limited control over, the operation of the co-located data center facilities we use and they are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, hurricanes, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, disease, such as the COVID-19 virus, and similar events, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services and our disaster recovery planning may not account for all eventualities. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at the facilities would harm our business.

Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers and hosts to switch to our competitors, or to cancel their subscriptions to our platform.
Unlike traditional communications and collaborations technologies, our services depend on our users’ high-speed broadband access to the internet, usually provided through a cable or digital subscriber line connection.  Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our platform due to capacity constraints and other internet infrastructure limitations. As our number of users grows and their usage of communications capacity increases, including increased usage stemming from the recent outbreak of the COVID-19 virus, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our user base grows, our network may be unable to achieve or maintain sufficiently high-data transmission capacity, reliability, or performance. In addition, if internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our platform. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or platform are unreliable, leading them to switch to our competitors or to avoid our platform, and could permanently harm our business.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties have filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that affirmed nearly all of the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order, but allowed the order to remain in effect while the FCC conducts that review. The original parties to the appeal may seek additional review of the order from the full Court of Appeals or the Supreme Court. In addition, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. As a result, we cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services, such as ours for priority access, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges.
As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand additional features, support services, and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.

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
•general awareness of the communications and collaboration technologies category;
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
Identifying and recruiting qualified sales representatives and training them is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers and hosts is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective. In addition, if we are unable to hire a sufficient number of qualified sales personnel in the near term, our future revenue growth and business could be adversely impacted.
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
Our operations involve the storage and transmission of customer data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft, or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-

party action; employee, customer, host, or user error; malfeasance, stolen, or fraudulently obtained log-in credentials; or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. In July 2018, we were made aware of a vulnerability in the Zoom Meeting client for Windows that could result in potential exposure of a Zoom user’s password. Additionally, in 2018, a cybersecurity company discovered a vulnerability in our software that could be exploited by hackers to exert certain meeting controls. While we were able to release updates to the software addressing these vulnerabilities and we are not aware of any customers being affected or meetings compromised by these vulnerabilities, in most cases customers are responsible for installing this update to the software and their software is subject to these vulnerabilities until they do so. Additionally, we cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future. We expect similar issues to arise in the future as we continue to expand the features and functionality of existing products and introduce new products, and we expect to expend significant resources in an effort to protect against security incidents. Concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
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
We believe that our brand identity and awareness have contributed to our success and have helped fuel our efficient go-to-market strategy. We connect people through frictionless video, voice, chat, and content sharing. We also believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications platform, rather than just one distinct product. For example, if users incorrectly view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform with multiple communications solutions, then our market position may be detrimentally impacted at such time as a competitor introduces a new or better product. We anticipate that, as our market becomes increasingly competitive, maintaining, and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including any delays or interruptions in service due to capacity constraints stemming from increased usage due to the recent outbreak of the COVID-19 virus, or of the providers of communication and collaboration technologies generally could adversely affect our reputation and our ability to attract and retain hosts. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform, or if we incur excessive expenses in this effort, our business will be harmed.

We have experienced net losses in the past, and we expect to increase our expenses in the future, which could prevent us from maintaining profitability.
Although we generated net income of $25.3 million and $7.6 million for the fiscal years ended January 31, 2020 and 2019, respectively, we have incurred net losses in the past, and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts, to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, upgrading our infrastructure, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up-front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 1,702 full-time employees as of January 31, 2019, to 2,532 full-time employees as of January 31, 2020, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President, and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our operations in China. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team would harm our business.
The failure to attract and retain additional qualified personnel or to maintain our happiness-centric company culture could harm our business and culture and prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and we may not be able to fill positions in a timely manner or at all. We recently completed our initial public offering and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 19%, 18%, and 17% of our total revenue for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. We plan to add local sales support in further select international markets over time. We also operate research and development centers in China, employing more than 700 employees as of January 31, 2020. Our customers include multinational corporations with global users and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•political and economic instability, including as a result of the U.K.’s withdrawal from the European Union (“EU”), and other political tensions between countries in which we do business;
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

In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the recent outbreak of the COVID-19 virus first identified in December 2019 in Wuhan, China, which has expanded to impact all of China and many other countries in the Americas, EMEA and APAC where its scope and impact is currently unknown. An outbreak of a contagious disease, and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees. In addition, due to travel being more limited within China due to the COVID-19 virus outbreak, we removed the 40-minute time limit from our free Basic accounts for group meetings hosted in China starting in January 2020 until further notice. We have also removed this 40-minute time limit for customers in the education industry located in certain countries. While we have seen increased usage of our service globally, there are no assurances that we will also experience an increase in paying customers or that new or existing users will continue to utilize our services at the same levels after the outbreak has tempered. Furthermore, such increased usage by free Basic account users during this time could require us to expand our network capacity which would increase our operating costs.
Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.
The United States or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed or proposed new or higher tariffs on U.S. products. While the imposition of these tariffs did not have a direct, material adverse impact on our business during the fiscal year ended January 31, 2020, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action and responses. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
•the length of sales cycles;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as international expansion and entry into operating leases;
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
We recognize revenue from subscriptions to our platform over the terms of these subscriptions. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have an immaterial impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs is expensed as incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers and hosts could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our platform or upgrade to a higher-priced tier of Zoom Meeting plan must be recognized over the applicable subscription term.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of annual global revenues. Further, following a referendum in June 2016 in which voters in the U.K. approved an exit from the EU, the U.K. government formally left the EU on January 31, 2020, known as Brexit. Pursuant to the withdrawal arrangements agreed to between the U.K. and the EU, the U.K. is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period and the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain. Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are monitoring regulatory developments in this area. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data.
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
Additionally, we rely on the administrators of our customers in the healthcare and education industries to obtain the necessary consents from users of our products and services and to ensure their account settings are configured correctly for their compliance under applicable laws and regulations. Furthermore, if third parties we work with, such as vendors or developers, violate applicable laws, or regulations or our policies, such violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features.

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
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. We do not currently collect and remit other state and local excise, utility user and ad valorem taxes, fees, or surcharges that may apply to our customers and hosts. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our platform as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax (“VAT”) or goods and services tax (“GST”) on sales of our platform because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
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
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipts tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $34.0 million and $20.8 million as of January 31, 2020 and 2019, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our platform and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or -sanctioned countries, governments, persons, and entities, and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our platform or could limit our hosts’ ability to implement our platform in those countries.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2020, 2019, and 2018, 9.4%, 6.4%, and 2.8% of our revenue, respectively, and 17.5%, 12.3%, and 9.6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities are subject to a number of additional challenges and risks.
We expect to increase our sales to U.S. federal and state and foreign governmental agency customers.  For example, we announced in May 2019 that we received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to securely use our Zoom for Government offering. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
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
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current products, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our new cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), and law enforcement access. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
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
We protect our intellectual property through patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Some companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our platform. While we intend to defend these lawsuits vigorously and believe that we have valid defenses to these claims, litigation can be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from subscribing to our services, which would harm our business. Furthermore, with respect to these lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with certain larger customers include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights, which could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and records as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, terrorist attack, disease, or health epidemics, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and some of the data centers we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. Furthermore, the recent outbreak of the COVID-19 virus is impacting China and countries in the Americas, EMEA and APAC where its scope and impact is currently unknown. Such health epidemics could have an adverse effect on our business. Moreover, if our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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
The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, such as the recent legislation enacted in the United States, other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Further, the Organisation for Economic Co-operation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. Future developments related to such proposals, as well as any unilateral actions outside of the OECD's Inclusive Framework, could have an adverse impact on our effective tax rate and harm our business by increasing our future tax obligations.

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
As of January 31, 2020, we had $148.0 million of U.S. federal and $88.2 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2032 for federal and 2027 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, (Topic 842), effective as of February 1, 2019. See Note 1 to our consolidated financial statements for more information. It is also difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could harm our business.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act,”) and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources.
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
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, in connection with the recent outbreak of the COVID-19 virus, we have experienced an increase in the usage of our video-first communications platform, and as a result, the trading price of our Class A common stock has significantly increased while, at the same time, the broader market has experienced significant declines and volatility. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the COVID-19 virus is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2020, the holders of our outstanding Class B common stock held 92.6% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 72.9% of such voting power in the aggregate. As of January 31, 2020, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 16.5% of our outstanding capital stock but controlled approximately 27.5% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then-outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our initial public offering.
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
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding Restricted Stock Unit (“RSU”) awards are available for immediate resale in the United States in the open market.
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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.
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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of more than $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior July 31 and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California, where we lease approximately 87,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain additional offices in the United States and internationally in APAC and EMEA. We believe that our facilities are suitable to meet our current needs.
Item 3. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation, the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation and there can be no assurances that favorable final outcomes will be obtained.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Class A Common Stock
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “ZM” since April 18, 2019. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of January 31, 2020, we had 69 holders of record of our Class A common stock and 58 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from April 18, 2019 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2020 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on April 18, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 18, 2019 of $62.00 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities
From February 1, 2019 through April 23, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-230997), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 1,147,500 shares of our Class B common stock and 177,150 shares of our Class A common stock under our equity incentive plans at exercise prices ranging from $16.72 to $36.00 per share.
From February 1, 2019 through April 23, 2019 (the date of the filing of our registration statement on Form S-8, File No. 333-230997), we issued and sold to our directors, officers, employees, consultants, and other service providers an aggregate of 13,549,333 shares of our Class B common stock upon the exercise of options issued under our equity incentive plans at exercise prices ranging from $0.02 to $16.72 per share, for an aggregate exercise price of $1,794,505.
On April 23, 2019, we sold 2,777,777 shares of our Class A common stock to Salesforce Ventures LLC at $36.00 per share in a concurrent private placement with our IPO. We received aggregate proceeds of $100.0 million and did not pay any underwriting discounts or commissions with respect to the shares of Class A common stock that were sold in this private placement.
On April 23, 2019, we issued (1) 140,950 shares of our Class A common stock to Dropbox, Inc. and (2) 285,273 shares of our Class A common stock to Atlassian, Inc., each in connection with the automatic conversion of outstanding convertible promissory notes upon the closing of our IPO.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On April 23, 2019, we sold 13,041,869 shares of our Class A common stock in connection with our IPO, including 3,130,435 shares sold pursuant to the underwriters’ full exercise of their right to purchase additional shares, at a public offering price of $36.00 per share for an aggregate offering price of $469.5 million. The selling stockholders sold 10,958,131 shares of our Class A common stock at a public offering price of $36.00 per share for an aggregate offering price of $394.5 million. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230444), which was declared effective by the SEC on April 17, 2019.
Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 2,777,777 shares of our Class A common stock from us at $36.00 per share in a concurrent private placement.
There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated April 17, 2019 (“Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the fiscal years ended January 31, 2020, 2019, and 2018, and the consolidated balance sheets data as of January 31, 2020 and 2019, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2017, and the consolidated balance sheet data as of January 31, 2018, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018	2017

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$622,658	$330,517	$151,478	$60,817
Cost of revenue(1)	115,396	61,001	30,780	12,472
Gross profit	507,262	269,516	120,698	48,345
Operating expenses:
Research and development(1)	67,079	33,014	15,733	9,218
Sales and marketing(1)	340,646	185,821	82,707	31,580
General and administrative(1)	86,841	44,514	27,091	7,547
Total operating expenses	494,566	263,349	125,531	48,345
Income (loss) from operations	12,696	6,167	(4,833)	—
Interest income and other, net	13,666	2,182	1,315	158
Net income (loss) before provision for income taxes	26,362	8,349	(3,518)	158
Provision for income taxes	1,057	765	304	172
Net income (loss)	$25,305	$7,584	$(3,822)	$(14)
Distributed earnings attributable to participating securities	—	—	(4,405)	(14,366)
Undistributed earnings attributable to participating securities	(3,555)	(7,584)	—	—
Net income (loss) attributable to common stockholders	$21,750	$—	$(8,227)	$(14,380)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$0.00	$(0.11)	$(0.20)
Diluted	$0.09	$0.00	$(0.11)	$(0.20)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	233,641,336	84,483,094	78,119,865	70,309,256
Diluted	254,298,014	116,005,681	78,119,865	70,309,256
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018	2017

	(in thousands)
Cost of revenue	$7,860	$1,119	$204	$87
Research and development	11,645	1,369	360	278
Sales and marketing	41,465	3,540	812	467
General and administrative	12,139	2,913	8,953	207
Total stock-based compensation expense	$73,109	$8,941	$10,329	$1,039

	As of January 31,
	2020	2019	2018

	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$283,134	$63,624	$36,146
Marketable securities	572,060	112,777	103,056
Working capital	761,692	124,378	114,633
Total assets	1,289,845	354,565	215,019
Deferred revenue, current and noncurrent	230,536	125,773	54,262
Convertible promissory notes, net(1)	—	14,858	—
Convertible preferred stock	—	159,552	159,552
Retained earnings (accumulated deficit)	152	(25,153)	(32,737)
Total stockholders’ equity (deficit)	833,943	(7,439)	(26,671)
(1) Included in other liabilities, noncurrent on our consolidated balance sheets.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.
Overview
Our mission is to make video communications frictionless.
We provide a video-first communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless video, voice, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable and high-quality video that is easy to use, manage, and deploy; provides an attractive return on investment; is scalable; and easily integrates with physical spaces and applications. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place on us by delivering a communications solution that “just works.” Our goal is to make Zoom Meetings better than in-person meetings. Our 17 co-located data centers located worldwide enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our video-first communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, and Zoom Phone. A host is any user of our video-first communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features, but with limitations on the number of attendees and time. Our paid offerings include our Pro, Business, and Enterprise plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
Our revenue was $622.7 million, $330.5 million, and $151.5 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively, representing period-over-period growth rate of 88% and 118% for fiscal year 2020 and fiscal year 2019, respectively. We had net income of $25.3 million and $7.6 million for the fiscal years ended January 31, 2020 and 2019, respectively, and a net loss of $3.8 million for the fiscal year ended January 31, 2018. Net cash provided by operating activities was $151.9 million, $51.3 million, and $19.4 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.

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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a single deployment of Zoom Meetings with one team, location, or geography before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Rooms, at each office location and enablement of Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of January 31, 2020 and 2019.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality and supporting the efforts of third parties to enhance the value of our platform with their own applications.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 19%, 18%, and 17% of our total revenue for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in international markets, such as China, where we have limited or no sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of January 31, 2020, 2019, and 2018, we had approximately 81,900, 50,800, and 25,800 customers with more than 10 employees, respectively. When disclosing the number of customers, we round down to the nearest hundred.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 33%, 30%, and 25% of total revenue for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. As of January 31, 2020, 2019, and 2018, we had 641, 344, and 143 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”), a non-GAAP financial measure, is useful in evaluating our liquidity.
Free Cash Flow
We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We believe that FCF is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after investments in property and equipment, can be used for future growth. FCF is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use this metric, may calculate this metric differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of this non-GAAP metric as a comparative measure.
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$151,892	$51,332	$19,426
Less: purchases of property and equipment	(38,084)	(28,432)	(9,738)
Free cash flow (non-GAAP)	$113,808	$22,900	$9,688
Net cash used in investing activities	$(499,468)	$(39,719)	$(113,357)
Net cash provided by (used in) financing activities	$615,690	$17,534	$(3,997)

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

Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our video-first communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development, and allocated overhead. We expect our cost of revenue to increase for the foreseeable future, both in absolute dollars and as a percentage of total revenue, as we expand our data center capacity and third party cloud hosting due to increased usage stemming from the recent outbreak of the COVID-19 virus.
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel-related expenses directly associated with our research and development organization, depreciation of equipment used in research and development, and allocated overhead. Research and development costs are expensed as incurred. We plan to increase our investment in research and development for the foreseeable future, as we focus on further developing our platform and enhancing its use cases. As a result, we expect our research and development expenses to increase both in absolute dollars and as a percentage of total revenue, during the upcoming fiscal year.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include amortization of deferred contract acquisition costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily from increased headcount in our sales force and investment in brand and product marketing efforts. As a result, we expect our sales and marketing expenses to increase in absolute dollars during the upcoming fiscal year, although these expenses may fluctuate as a percentage of total revenue from quarter to quarter depending on the timing of various events.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance, legal, and human resources organizations; professional fees for external legal, accounting, and other consulting services; bad debt expense; insurance; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect our general and administrative expenses to increase in absolute dollars, but to remain relatively constant as a percentage of total revenue, during the upcoming fiscal year.
Interest Income and Other, Net
Interest income and other, net consists primarily of interest income and net accretion earned on our marketable securities.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Revenue	$622,658	$330,517	$151,478
Cost of revenue (1)	115,396	61,001	30,780
Gross profit	507,262	269,516	120,698
Operating expenses:
Research and development (1)	67,079	33,014	15,733
Sales and marketing (1)	340,646	185,821	82,707
General and administrative (1)	86,841	44,514	27,091
Total operating expenses	494,566	263,349	125,531
Income (loss) from operations	12,696	6,167	(4,833)
Interest income and other, net	13,666	2,182	1,315
Net income (loss) before provision for income taxes	26,362	8,349	(3,518)
Provision for income taxes	1,057	765	304
Net income (loss)	$25,305	$7,584	$(3,822)

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$7,860	$1,119	$204
Research and development	11,645	1,369	360
Sales and marketing	41,465	3,540	812
General and administrative	12,139	2,913	8,953
Total stock-based compensation expense	$73,109	$8,941	$10,329

	Year Ended January 31,
	2020	2019	2018

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	19	18	20
Gross profit	81	82	80
Operating expenses:
Research and development	11	10	10
Sales and marketing	55	56	55
General and administrative	13	14	18
Total operating expenses	79	80	83
Income (loss) from operations	2	2	(3)
Interest income and other, net	2	1	1
Net income (loss) before provision for income taxes	4	3	(2)
Provision for income taxes	—	1	1
Net income (loss)	4%	2%	(3)%

Comparison of Fiscal Years Ended January 31, 2020 and 2019
Revenue

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Revenue	$622,658	$330,517	$292,141	88%
Revenue for the fiscal year ended January 31, 2020 increased by $292.1 million, or 88%, compared to the fiscal year ended January 31, 2019. The increase was primarily due to subscription services provided to existing customers, which accounted for approximately 63% of the increase, and to subscription services provided to new customers, which accounted for approximately 37% of the increase.
Cost of Revenue

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Cost of revenue	$115,396	$61,001	$54,395	89%
Gross profit	507,262	269,516	237,746	88%
Gross margin	81%	82%
Cost of revenue for the fiscal year ended January 31, 2020 increased by $54.4 million, or 89%, compared to the fiscal year ended January 31, 2019. The increase in cost of revenue was primarily due to an increase of $31.3 million in costs related to our co-located data centers, third-party cloud hosting, and integrated third-party PSTN services to support the increase in customers and expanded use of our video-first communications platform by existing customers; an increase of $17.6 million in personnel-related expenses mainly driven by increased headcount, which includes a $6.7 million increase in stock-based compensation expense; and an increase of $4.1 million in allocated overhead expenses.
Operating Expenses
Research and Development

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Research and development	$67,079	$33,014	$34,065	103%
Research and development expense for the fiscal year ended January 31, 2020 increased by $34.1 million, or 103%, compared to the fiscal year ended January 31, 2019, as we continued to add new features and functionalities to our video-first communications platform. The increase was primarily due to an increase of $33.6 million in personnel-related expenses mainly driven by increased headcount, which includes a $10.3 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to an increase of $2.2 million in allocated overhead expenses, partially offset by a decrease of $1.5 million related to government grants received.
Sales and Marketing

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Sales and marketing	$340,646	$185,821	$154,825	83%
Sales and marketing expense for the fiscal year ended January 31, 2020 increased by $154.8 million, or 83%, compared to the fiscal year ended January 31, 2019. The increase in sales and marketing expense was primarily due to an increase of $103.5 million in personnel-related expenses mainly driven by increased headcount to support the growth in our sales force, which includes an increase of $37.9 million in stock-based compensation expense, of which $20.2 million is related to the Employee Stock Purchase Plan (“ESPP”) and $16.4 million is related to an increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $22.1 million in marketing and sales event-related costs as a result of increased costs related to digital and awareness programs, an increase of $17.1 million in allocated overhead expenses, an increase of $4.9 million in processing cost associated with sales, an increase of $4.1 million related to subscription to software-based services, and an increase of $1.9 million related to travel expenses.
General and Administrative

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
General and administrative	$86,841	$44,514	$42,327	95%
General and administrative expense for the fiscal year ended January 31, 2020 increased by $42.3 million, or 95%, compared to the fiscal year ended January 31, 2019. The increase in general and administrative expense was primarily due to an increase of $24.8 million in personnel-related expenses mainly driven by increased headcount, which includes a $9.2 million increase in stock-based compensation expense. The remaining increase was primarily due to an increase of $7.7 million related to professional services composed primarily of legal and accounting fees, an increase of $6.0 million related to insurance expenses, and an increase of $2.9 million related to a contingent liability for sales and other indirect taxes.
Interest Income and Other, Net

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Interest income and other, net	$13,666	$2,182	$11,484	526%
Interest income and other, net for the fiscal year ended January 31, 2020 increased by $11.5 million, or 526%, compared to the fiscal year ended January 31, 2019. The increase was primarily attributable to an increase of $8.6 million in interest income earned from our investments in marketable securities and net accretion of $2.6 million on our investments in marketable securities.
Provision for Income Taxes

	Year Ended January 31,
	2020	2019	$ Change	% Change

	(in thousands)
Provision for income taxes	$1,057	$765	$292	38%
Provision for income taxes for the fiscal year ended January 31, 2020 increased by $0.3 million, or 38%, compared to the fiscal year ended January 31, 2019. The change in provision for income taxes was primarily due to international operations.
For discussion on comparison of the fiscal years ended January 31, 2019 and 2018, see the Results of Operations section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on April 18, 2019 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $855.2 million, which were held for working capital purposes. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through customer payments and sales of equity securities. In April 2019, we completed our IPO, which resulted in aggregate net proceeds of $447.9 million, after underwriting discounts and commissions and before deducting offering costs of $6.4 million. We also received aggregate proceeds of $100.0 million related to our concurrent private placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in this private placement.
We believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$151,892	$51,332	$19,426
Net cash used in investing activities	$(499,468)	$(39,719)	$(113,357)
Net cash provided by (used in) financing activities	$615,690	$17,534	$(3,997)
Operating Activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to hosting our platform, and marketing expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, such as stock-based compensation, depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $151.9 million for the fiscal year ended January 31, 2020, compared to $51.3 million for the fiscal year ended January 31, 2019. The increase in operating cash flow was due to an increase in net income of $17.7 million and an increase in non-cash adjustments of $100.1 million, partially offset by the impact on operating cash flow from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities of $499.5 million for the fiscal year ended January 31, 2020 was primarily due to net purchases of marketable securities of $456.7 million, purchases of property and equipment of $38.1 million, and purchase of an equity investment of $3.0 million.
Net cash used in investing activities of $39.7 million for the fiscal year ended January 31, 2019 was primarily due to purchases of property and equipment of $28.4 million, net purchases of marketable securities of $9.3 million, and purchases of intangible assets of $2.0 million.
Financing Activities
Net cash provided by financing activities of $615.7 million for the fiscal year ended January 31, 2020 was primarily due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.5 million, proceeds from international employee stock sales to be remitted to employees and tax authorities of $48.5 million, proceeds from issuance of common stock for ESPP of $15.5 million, and proceeds from the exercise of stock options, net of repurchases, of $9.2 million.
Net cash provided by financing activities of $17.5 million for the fiscal year ended January 31, 2019 was primarily due to proceeds from issuance of convertible promissory notes and derivatives of $15.0 million and proceeds from the exercise of stock options of $3.6 million.
For discussion on operating, investing, and financing activities of the fiscal year ended January 31, 2018, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on April 18, 2019 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of January 31, 2020:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$87,810	$11,170	$24,368	$22,889	$29,383
Non-cancelable purchase obligations	86,132	26,887	51,257	7,988	—
Total contractual obligations	$173,942	$38,057	$75,625	$30,877	$29,383
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. See the “Future minimum lease payments” table in Note 7 and “Non-cancelable Purchase Obligations” in Note 8 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more details.
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The critical accounting policies, estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive our revenue from subscription agreements with customers for access to our video-first communications platform and services. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services. We determine revenue recognition through the following steps:
1. Identification of the contract, or contracts, with the customer
We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2. Identification of the performance obligations in the contract
Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Our performance obligations generally consist of access to our video-first communications platform and related support services, which is considered one performance obligation. Our customers do not have the ability to take possession of our software, and through access to our platform, we provide a series of distinct software-based services that are satisfied over the term of the subscription.
We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our video-first communications platform.

3. Determination of the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
Our video-first communications platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. Historically, we have not experienced any significant incidents affecting the defined levels of reliability and performance as required by the subscription agreements. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
4. Allocation of the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. As noted above, access to our video-first communications platform and related support services are considered one performance obligation in the context of the contract and, accordingly, the transaction price is allocated to this single performance obligation.
5. Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our video-first communications platform and related support services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation. Professional services are time-based arrangements, and revenue is recognized as these services are performed.
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the contract may occur before invoicing to the customer resulting in an unbilled accounts receivable.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances are recognized during the following 12-month period.
Cost to Obtain a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our video-first communications platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
Stock-Based Compensation
Stock-based compensation expense related to stock awards is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
As noted above, our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different for the current period and in the future.
These assumptions and estimates used in the Black-Scholes option-pricing model are as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. After our IPO, the fair value of common stock for each grant date was determined based on the closing price of our Class A common stock as reported on the date of the respective grant.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option.
•Expected Volatility. As we have a limited trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry, which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
Common Stock Valuations
In valuing our common stock prior to our IPO, the fair value of our business, or enterprise value, was determined using either the market approach or a combination of the market and income approaches. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business and secondary transactions of our capital stock. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial results to estimate the value of the subject company. The market approach also includes consideration of the transaction price of secondary sales of our capital stock by investors. The income approach estimates the fair value of a company based on the present value of our future estimated cash flows and our residual value beyond the forecast period. These future cash flows, including the cash flows beyond the forecast period for the residual value, are discounted to their present values using an appropriate discount rate, to reflect the risks inherent in us achieving these estimated cash flows.
The resulting equity value is then allocated to each class of stock using an Option Pricing Model (“OPM”). The OPM treats common stock and convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our convertible preferred stock is liquidated. The exclusive reliance on the OPM through July 31, 2018 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast. Beginning in October 2018, we performed the equity allocation using a probability weighted expected return method (“PWERM”). The PWERM involves the estimation of the value of our company under multiple future potential outcomes, and estimates the probability of each potential outcome. The per share value of our common stock when determined using the PWERM was ultimately based upon probability-weighted per share values resulting from the various future scenarios, which include an IPO, merger or sale, or continued operation as a private company. After the equity value was determined and allocated to the various classes of shares, a discount for lack of marketability (“DLOM”) was applied to arrive at the fair value of common stock on a non-marketable basis. A DLOM is applied based on the theory that as an owner of a private company stock, the stockholder has limited information and opportunities to sell this stock. A market participant that would purchase this stock would recognize this risk and thereby require a higher rate of return, which would reduce the overall fair market value.
Prior to the completion of our IPO on April 18, 2019, our assessments of the fair value of common stock for grant dates were based in part on the current available financial and operational information and the common stock value provided in the most recent valuation as compared to the timing of each grant. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
For valuation after our IPO, the fair value of common stock for each grant date was determined based on the closing price of our Class A common stock as reported on the date of the respective grant.
Employee Stock Purchase Plan Valuation
We account for stock-based compensation expense related to our ESPP purchase rights based on the estimated grant date fair value which is calculated using the Black-Scholes option pricing model and the aggregate number of shares of our common stock expected to be purchased under each offering. The assumptions used to determine the fair value of the ESPP purchase rights, including the expected term of the awards, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related stock-based compensation expense is recognized on a straight-line basis over the term of each ESPP offering period, which is generally two years. We account for modifications to employee contributions as they occur.
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different for the current period and in the future.
These assumptions and estimates used in the Black-Scholes option-pricing model are as follows:
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the awards was based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding.
•Expected Volatility. As we have a limited trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2020, 2019, and 2018. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $283.1 million and marketable securities of $572.1 million as of January 31, 2020. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. The cash, cash equivalents, and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2020, 2019, and 2018.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM VIDEO COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Video Communications, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zoom Video Communications, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended January 31, 2020, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 20, 2020

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$283,134	$63,624
Marketable securities	572,060	112,777
Accounts receivable, net of allowances of $7,634 and $2,071 as of January 31, 2020 and 2019, respectively	120,435	63,613
Deferred contract acquisition costs, current	44,885	26,453
Prepaid expenses and other current assets	75,008	10,252
Total current assets	1,095,522	276,719
Deferred contract acquisition costs, noncurrent	46,245	29,063
Property and equipment, net	57,138	37,275
Operating lease right-of-use assets	68,608	—
Other assets, noncurrent	22,332	11,508
Total assets	$1,289,845	$354,565
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,596	$4,963
Accrued expenses and other current liabilities	122,692	32,256
Deferred revenue, current	209,542	115,122
Total current liabilities	333,830	152,341
Deferred revenue, noncurrent	20,994	10,651
Operating lease liabilities, noncurrent	64,792	—
Other liabilities, noncurrent	36,286	39,460
Total liabilities	455,902	202,452
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share, zero and 158,104,540 shares authorized as of January 31, 2020 and 2019, respectively; zero and 152,665,804 shares issued and outstanding as of January 31, 2020 and 2019, respectively	—	159,552
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 200,000,000 and zero shares authorized as of January 31, 2020 and 2019, respectively; zero shares issued and outstanding as of January 31, 2020 and 2019	—	—
Common stock, $0.001 par value per share, 2,000,000,000 and 320,000,000 Class A shares authorized as of January 31, 2020 and 2019, respectively; 123,391,114 and zero shares issued and outstanding as of January 31, 2020 and 2019, respectively; 300,000,000 Class B shares authorized as of January 31, 2020 and 2019; 155,336,747 and 90,327,435 shares issued and outstanding as of January 31, 2020 and 2019, respectively	277	89
Additional paid-in capital	832,705	17,760
Accumulated other comprehensive income (loss)	809	(135)
Retained earnings (accumulated deficit)	152	(25,153)
Total stockholders’ equity (deficit)	833,943	(7,439)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,289,845	$354,565
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue	$622,658	$330,517	$151,478
Cost of revenue	115,396	61,001	30,780
Gross profit	507,262	269,516	120,698
Operating expenses:
Research and development	67,079	33,014	15,733
Sales and marketing	340,646	185,821	82,707
General and administrative	86,841	44,514	27,091
Total operating expenses	494,566	263,349	125,531
Income (loss) from operations	12,696	6,167	(4,833)
Interest income and other, net	13,666	2,182	1,315
Net income (loss) before provision for income taxes	26,362	8,349	(3,518)
Provision for income taxes	1,057	765	304
Net income (loss)	25,305	7,584	(3,822)
Distributed earnings attributable to participating securities	—	—	(4,405)
Undistributed earnings attributable to participating securities	(3,555)	(7,584)	—
Net income (loss) attributable to common stockholders	$21,750	$—	$(8,227)
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$0.00	$(0.11)
Diluted	$0.09	$0.00	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	233,641,336	84,483,094	78,119,865
Diluted	254,298,014	116,005,681	78,119,865
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net income (loss)	$25,305	$7,584	$(3,822)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	944	396	(531)
Comprehensive income (loss)	$26,249	$7,980	$(4,353)
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2017	154,031,604	$159,757	79,650,896	$77	$—	$—	$(28,915)	$(28,838)
Repurchase of Series A convertible preferred stock	(1,365,800)	(205)	—	—	(4,405)	—	—	(4,405)
Issuance of common stock upon exercise of stock options	—	—	2,958,742	3	593	—	—	596
Stock-based compensation expense	—	—	—	—	10,329	—	—	10,329
Other comprehensive loss	—	—	—	—	—	(531)	—	(531)
Net loss	—	—	—	—	—	—	(3,822)	(3,822)
Balance as of January 31, 2018	152,665,804	$159,552	82,609,638	$80	$6,517	$(531)	$(32,737)	$(26,671)
Issuance of common stock upon exercise of stock options	—	—	7,717,797	9	2,302	—	—	2,311
Stock-based compensation expense	—	—	—	—	8,941	—	—	8,941
Other comprehensive income	—	—	—	—	—	396	—	396
Net income	—	—	—	—	—	—	7,584	7,584
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases and release of restricted stock units	—	—	18,501,767	19	9,752	—	—	9,771
Issuance of common stock reserved for charitable donations	—	—	500,000	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	490,268	—	15,482	—	—	15,482
Stock-based compensation expense	—	—	—	—	73,485	—	—	73,485
Other comprehensive income	—	—	—	—	—	944	—	944
Net income	—	—	—	—	—	—	25,305	25,305
Balance as of January 31, 2020	—	$—	278,731,143	$277	$832,705	$809	$152	$833,943
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$25,305	$7,584	$(3,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	73,109	8,941	10,329
Amortization of deferred contract acquisition costs	37,101	20,839	9,023
Depreciation and amortization	16,449	7,008	2,786
Non-cash operating lease cost	6,885	—	—
Provision for accounts receivable allowances	6,370	1,953	727
Other	(1,068)	37	95
Changes in operating assets and liabilities:
Accounts receivable	(64,715)	(41,040)	(16,560)
Prepaid expenses and other assets	(24,805)	(7,971)	(3,443)
Deferred contract acquisition costs	(72,714)	(45,769)	(27,470)
Accounts payable	(2,030)	832	1,254
Accrued expenses and other liabilities	51,179	27,407	15,011
Deferred revenue	106,286	71,511	31,496
Operating lease liabilities, net	(5,460)	—	—
Net cash provided by operating activities	151,892	51,332	19,426
Cash flows from investing activities:
Purchases of marketable securities	(800,228)	(78,016)	(143,329)
Maturities of marketable securities	343,554	68,747	39,710
Purchases of property and equipment	(38,084)	(28,432)	(9,738)
Purchase of equity investment	(3,000)	—	—
Loans to employees	(1,569)	—	—
Purchases of intangible assets	(141)	(2,018)	—
Net cash used in investing activities	(499,468)	(39,719)	(113,357)
Cash flows from financing activities:
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	542,492	(939)	—
Proceeds from international employee stock sales to be remitted to employees and tax authorities	48,547	—	—
Proceeds from issuance of common stock for employee stock purchase plan	15,482	—	—
Proceeds from exercise of stock options, net of repurchases	9,169	3,565	733
Proceeds from issuance of convertible promissory notes and derivatives	—	15,000	—
Principal payments on capital lease obligations	—	(92)	(120)
Repurchase of convertible preferred stock	—	—	(4,610)
Net cash provided by (used in) financing activities	615,690	17,534	(3,997)
Net increase (decrease) in cash, cash equivalents, and restricted cash	268,114	29,147	(97,928)
Cash, cash equivalents, and restricted cash—beginning of period	65,968	36,821	134,749
Cash, cash equivalents, and restricted cash—end of period	$334,082	$65,968	$36,821

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,070	$214	$133
Supplemental disclosures of non-cash investing and financing information
Conversion of convertible preferred stock to Class B common stock upon initial public offering	$159,552	$—	$—
Conversion of debt to Class A common stock	$15,344	$—	$—
Purchase of equipment during the period included in accounts payable and accrued expenses	$1,422	$3,284	$392
Purchase of property and equipment under capital lease	$—	$—	$212
Vesting of early exercised stock options and restricted stock awards	$725	$277	$175
Deferred offering costs, accrued but not paid	$—	$1,490	$—
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$283,134	$63,624	$36,146
Restricted cash, current included in prepaid expenses and other current assets	48,647	200	—
Restricted cash, noncurrent included in other assets, noncurrent	2,301	2,144	675
Total cash, cash equivalents, and restricted cash	$334,082	$65,968	$36,821
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2020, for example, refer to the fiscal year ended January 31, 2020.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Zoom Video Communications, Inc., its subsidiaries, and a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities
In the normal course of business, we may enter into relationships with entities that are deemed to be VIEs. A VIE is a legal entity that satisfies any of the following characteristics: (a) the legal entity does not have sufficient equity investment at risk; (b) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest; or (c) the legal entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights.
We consolidate a VIE for which we are the primary beneficiary. The primary beneficiary of a VIE is the party, if any, with both of the following characteristics: (a) the power to direct the activities that most significantly affect the VIE’s economic performance (the “power criterion”) and (b) the obligation to absorb losses or the right to receive residual returns of the VIE that could potentially be significant to the VIE (the “economics criterion”).
During fiscal year 2020, a VIE (the “China VIE”) was established and holds the license required to sell our products and services in the People’s Republic of China. However, we are the exclusive provider of technical and consulting services to the China VIE and own all copyrights, patents, technical secrets, trade secrets, and other intellectual properties related to and arising from the operations of the China VIE. Any creditors of the China VIE do not have recourse to our general credit.
Through the China VIE agreements, we have the unilateral power to vote all of the shares of the China VIE, set its corporate policies and guidance, and designate the members of its board of directors and management team. We are also entitled to receive all dividends of the China VIE. Because both the power and economics criteria are met, we are the primary beneficiary of and therefore have a controlling financial interest in the China VIE.
Initial Public Offering and Private Placement
On April 23, 2019, we completed our IPO, in which we issued and sold 9,911,434 shares of our Class A common stock at $36.00 per share, resulting in net proceeds of $340.8 million after deducting underwriting discounts and commissions. On April 18, 2019, the underwriters exercised their option to purchase an additional 3,130,435 shares of our Class A common stock at $36.00 per share. This transaction closed on April 23, 2019, resulting in additional proceeds of $107.1 million, net of underwriters’ discounts and commissions. In connection with the IPO:
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

Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets, noncurrent in the consolidated balance sheets. After the IPO, $6.4 million of deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction of the IPO proceeds in the consolidated balance sheets. We capitalized $2.4 million of deferred offering costs within other assets, noncurrent in the consolidated balance sheet as of January 31, 2019, which were reclassified into additional paid-in capital upon the completion of the IPO.
Stock Split
In January 2018, our board of directors approved the amendment and restatement of our certificate of incorporation to effect a four-for-one forward stock split of our common stock and convertible preferred stock (collectively, the “Capital Stock”), which became effective on January 3, 2018. Accordingly, (i) each share of outstanding Capital Stock was split into four shares of Capital Stock of the same class and series, as applicable; (ii) the number of shares of Capital Stock issuable upon the exercise of each outstanding option to purchase Capital Stock was proportionately increased on a four-for-one basis; (iii) the exercise price of each outstanding option to purchase Capital Stock was proportionately reduced on a four-for-one basis; (iv) the authorized number of each class and series of Capital Stock was proportionally increased in accordance with the four-for-one stock split; and (v) the par value of each class of Capital Stock was not adjusted as result of this stock split. All of the share numbers, share prices, and exercise prices have been adjusted retroactively within these consolidated financial statements to reflect this stock split.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the accounts receivable allowances, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, the valuation of derivative liabilities, the value of common stock and other assumptions used to measure stock-based compensation expense, sales and other tax liabilities, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
Concentration of Risks
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. We maintain our cash, cash equivalents, marketable securities, and restricted cash with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
No single customer accounted for more than 10% of accounts receivable at January 31, 2020 or 2019. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2020, 2019, or 2018.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less.
Historically, restricted cash consisted of certificates of deposit collateralizing our operating leases and corporate credit cards, and was included in prepaid expenses and other current assets and other assets, noncurrent in the consolidated balance sheets.
In the third quarter of fiscal year 2020, we received $48.5 million of cash from proceeds on international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
Marketable Securities
Marketable securities consist primarily of high-grade commercial paper, corporate bonds, agency bonds, corporate debt securities, U.S. government agency securities, and treasury bills. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond 12 months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity (deficit). We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined based on the specific identification method. Realized gains and losses are reported in interest income and other, net in the consolidated statements of operations.
Equity Investment
In the third quarter of fiscal year 2020, we made a $3.0 million strategic investment in a private limited liability company in the business of designing and developing video communications hardware. We do not have a controlling financial interest in the investee nor the ability to exercise significant influence over the operating and financial policies of the investee. The investment is included within other assets, noncurrent in the consolidated balance sheets. Dividend income, unrealized and realized holding gains or losses, and impairment charges would be reported in interest income and other, net in the consolidated statements of operations. The maximum loss we could incur for this investment is its carrying value.
We have elected to measure this investment, which does not have a readily determinable fair value, at its cost minus impairment, if any. If we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer, we will measure the equity security at fair value as of the date that the observable transaction occurred (i.e., using the measurement alternative). At each reporting period, we perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If this qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying amount, the investment would be written down to its fair value.
As of January 31, 2020, the carrying amount of this investment is $3.0 million. We have not recognized any impairments nor any downward or upward measurement alternative adjustments to this carrying amount.
Fair Value Measurements
Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial instruments consist of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, convertible promissory notes, and derivative liabilities. Cash equivalents, restricted cash, marketable securities, and derivative liabilities are stated at fair value on a recurring basis. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The principal amounts of the convertible promissory notes approximate fair value as the stated interest rates approximate market rates currently available to us.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of accounts receivable allowances. The accounts receivable allowances are based on our assessment of the collectability of accounts. We regularly review the adequacy of the accounts receivable allowances based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, and the current payment terms. Accounts receivable deemed uncollectible are charged against the accounts receivable allowances when identified.

Property and Equipment, Net
Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, determined to be three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of five years. Expenditures for maintenance and repairs are expensed as incurred. Significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Software Development Costs
We capitalize certain development costs related to our video-first communications platform during the application development stage. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes activities such as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized software development costs are recorded as part of property and equipment, net. Maintenance, minor upgrades, and training costs are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We have capitalized $3.1 million, $2.5 million, and $0.8 million of software development costs during the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
Leases
All lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at commencement. For short-term leases (an initial term of 12 months or less), an ROU asset and corresponding lease liability are not recorded and we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred. ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of fixed payments not yet paid over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. We currently do not have any finance leases.
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2020, 2019, or 2018.
Revenue Recognition
We derive our revenue from subscription agreements with customers for access to our video-first communications platform and services. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services. We determine revenue recognition through the following steps:

1.Identification of the contract, or contracts, with the customer
We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2.Identification of the performance obligations in the contract
Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Our performance obligations generally consist of access to our video-first communications platform and related support services, which is considered one performance obligation. Our customers do not have the ability to take possession of our software, and through access to our platform, we provide a series of distinct software-based services that are satisfied over the term of the subscription.
We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our video-first communications platform.
3.Determination of the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
Our video-first communications platform and related support services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. Historically, we have not experienced any significant incidents affecting the defined levels of reliability and performance as required by the subscription agreements. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
4.Allocation of the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. As noted above, access to our video-first communications platform and related support services are considered one performance obligation in the context of the contract and accordingly the transaction price is allocated to this single performance obligation.
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our video-first communications platform and related support services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation.
Professional services are time-based arrangements and revenue is recognized as these services are performed. Fees for services represent less than 2% of total revenue during the periods presented.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our video-first communications platform and providing general operating support services to our customers. These costs are composed of co-located data center costs, third-party cloud hosting costs, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development costs, and allocated overhead costs. Indirect overhead associated with corporate facilities and related depreciation is allocated to cost of revenue and operating expenses based on applicable headcount.
Research and Development
Research and development costs include personnel-related expenses associated with our engineering personnel and consultants responsible for the design, development, and testing of our video-first communications platform, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $42.0 million, $36.1 million, and $17.1 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
Stock-Based Compensation
Stock-based compensation expense related to stock awards (including stock options, restricted stock awards (“RSAs”), RSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period for stock options, RSAs and RSUs, and over the offering period for the purchase rights issued under the ESPP.
The fair value of each option and ESPP award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.
The fair value of each RSA and RSU award is based on the fair value of the underlying common stock as of the grant date.
The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are remeasured at historical rates, and revenue and expenses are remeasured at average exchange rates in effect during each reporting period. Foreign currency related gains and losses have been immaterial during the periods presented.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be fully realized. Management believes it is more likely than not that deferred tax assets in the United States and the U.K. will not be realized and, accordingly, a valuation allowance has been established on such deferred tax assets.
We recognize benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits at the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and U.S. and foreign tax laws. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our consolidated financial statements.
Net Income (Loss) Per Share Attributable to Common Stockholders
We calculate our net income (loss) per share attributable to Class A and Class B common stock using the two-class method required for companies with participating securities. We consider our convertible preferred stock and unvested common stock, which includes early exercised stock options and RSAs, to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of our declaration of a dividend for shares of common stock. During the periods when we are in a net loss position, the net loss attributable to common stockholders was not allocated to the convertible preferred stock and unvested common stock under the two-class method as these securities do not have a contractual obligation to share in our losses.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding.
The diluted net income per share attributable to common stockholders is computed by giving effect to all dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. During the periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Segment Information
We operate in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our Chief Executive Officer (“CEO”), in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Revenue by geographical region can be found in the revenue recognition disclosures in Note 2 below. The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2020	2019

	(in thousands)
Americas	$48,519	$26,048
APAC	7,464	8,928
EMEA	1,155	2,299
Total property and equipment, net	$57,138	$37,275
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are currently evaluating whether the adoption of this standard will have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”), and makes other conforming amendments to GAAP. ASU No. 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via an ROU asset and lease liability, and additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein. We adopted the standard as of February 1, 2019, using the modified retrospective method of applying the new standard at the adoption date. Under this approach, we will continue to report comparative periods presented in the period of adoption under ASC 840. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to (1) carry forward the historical lease classification, (2) not reassess whether any expired or existing contracts contain leases, and (3) not reassess indirect costs for any existing leases. This election allows us to account for lease components (e.g., fixed payments or variable payments that depend on a rate that can be determined at commencement, including rent for the right to use the asset) together with non-lease components (e.g., other fixed payments that deliver a good or service, including common area maintenance costs) in the calculation of the ROU asset and corresponding liability. Adoption of this standard resulted in the recording of ROU assets and lease liabilities of $40.5 million and $43.0 million, respectively, with no material impact on retained earnings as of February 1, 2019. See Note 7 for further details.
In February 2018, the FASB issued ASU No. 2018-02, Compensation—Stock Compensation (Topic 718): Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). The standard eliminates the stranded tax effects from the TCJA and improves the usefulness of information reported to users of our consolidated financial statements. ASU No. 2018-02 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein. We adopted ASU No. 2018-02 as of February 1, 2019, and our adoption did not have a material impact on the consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein, using a modified retrospective approach. We adopted ASU No. 2018-07 as of February 1, 2019, and our adoption did not have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard no longer requires disclosure of the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; however, public companies will be required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for the annual periods in fiscal years beginning after December 15, 2019, and interim periods therein, with early adoption permitted. We adopted ASU No. 2018-13 as of February 1, 2019, and our adoption did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendment removes certain exceptions to the general principles in Topic 740. The guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASU No. 2019-12 as of February 1, 2019, and our adoption did not have a material impact on the consolidated financial statements.
2. Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2020		2019		2018
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$500,622	81%	$270,132	82%	$125,428	83%
APAC	51,152	8	27,720	8	13,652	9
EMEA	70,884	11	32,665	10	12,398	8
Total	$622,658	100%	$330,517	100%	$151,478	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the consolidated balance sheets was $12.5 million and $7.2 million as of January 31, 2020 and 2019, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2020, 2019, and 2018 that was included in deferred revenue at the beginning of each period was $119.1 million, $50.3 million, and $21.3 million, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual or monthly basis, depending on the billing terms with customers. As of January 31, 2020, the aggregate amount of the transaction price allocated to our remaining performance obligations was $604.1 million, which consists of both billed consideration in the amount of $230.5 million and unbilled consideration in the amount of $373.6 million that we expect to recognize as revenue. We expect to recognize 62% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Cost to Obtain a Contract
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our video-first communications platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2020	2019

	(in thousands)
Beginning balance	$55,516	$30,586
Additions to deferred contract acquisition costs	72,715	45,769
Amortization of deferred contract acquisition costs	(37,101)	(20,839)
Ending balance	$91,130	$55,516
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$44,885	$26,453
Deferred contract acquisition costs, noncurrent	46,245	29,063
Total deferred contract acquisition costs	$91,130	$55,516

3. Marketable Securities
As of January 31, 2020 and 2019, our marketable securities consisted of the following:

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$37,894	$—	$—	$37,894
Agency bonds	141,157	49	(43)	141,163
Corporate and other debt securities	320,407	775	(16)	321,166
U.S. government agency securities	71,794	45	(2)	71,837
Marketable securities	$571,252	$869	$(61)	$572,060

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$1,243	$—	$—	$1,243
Corporate bonds	53,267	—	(53)	53,214
Agency bonds	32,675	—	(71)	32,604
U.S. government agency securities	24,028	—	(11)	24,017
Treasury bills	1,699	—	—	1,699
Marketable securities	$112,912	$—	$(135)	$112,777
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. Based on the available evidence, we concluded that the gross unrealized losses on the marketable securities as of January 31, 2020 and 2019, are temporary in nature. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the fiscal years ended January 31, 2020, 2019, and 2018.
The following table presents the contractual maturities of our marketable securities as of January 31, 2020 and 2019:

	As of January 31,
	2020	2019

	(in thousands)
Less than one year	$315,900	$85,077
Due in one to five years	256,160	27,700
Total	$572,060	$112,777

4. Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$96,486	$96,486	$—	$—
Commercial paper	4,994	—	4,994	—
Agency bonds	9,999	—	9,999	—
Cash equivalents	111,479	96,486	14,993	—
Commercial paper	37,894	—	37,894	—
Agency bonds	141,163	—	141,163	—
Corporate and other debt securities	321,166	—	321,166	—
U.S. government agency securities	71,837	—	71,837	—
Marketable securities	572,060	—	572,060	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,301	—	2,301	—
Total financial assets	$685,940	$96,486	$589,454	$—

	As of January 31, 2019
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$78	$78	$—	$—
Cash equivalents	78	78	—	—
Commercial paper	1,243	—	1,243	—
Corporate bonds	53,214	—	53,214	—
Agency bonds	32,604	—	32,604	—
U.S. government agency securities	24,017	—	24,017	—
Treasury bills	1,699	—	1,699	—
Marketable securities	112,777	—	112,777	—
Certificate of deposit included in prepaid expenses and other current assets	200	—	200	—
Certificates of deposit included in other assets, noncurrent	2,144	—	2,144	—
Total financial assets	$115,199	$78	$115,121	$—
Financial Liabilities:
Convertible promissory notes – derivative liabilities included in other liabilities, noncurrent	$163	$—	$—	$163
Total financial liabilities	$163	$—	$—	$163
We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, corporate bonds, agency bonds, corporate debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. We classify the derivative liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2020	2019

	(in thousands)
Restricted cash from international employee stock sales	$48,547	$—
Prepaid expenses	22,320	9,263
Other	4,141	989
Prepaid expenses and other current assets	$75,008	$10,252
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2020	2019

	(in thousands)
Computer and office equipment	$51,375	$32,515
Leasehold improvements	18,215	7,660
Software	10,855	6,575
Furniture and fixtures	3,949	1,993
Property and equipment, gross	84,394	48,743
Less: accumulated depreciation and amortization	(27,256)	(11,468)
Property and equipment, net	$57,138	$37,275
Depreciation and amortization expense was $16.4 million, $7.0 million, and $2.8 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2020	2019

	(in thousands)
Accounts receivable, noncurrent	$9,011	$3,264
Equity investment	3,000	—
Other	10,321	8,244
Other assets, noncurrent	$22,332	$11,508

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2020	2019

	(in thousands)
Liabilities to employees and tax authorities from international employee stock sales	$49,287	$—
Accrued compensation and benefits	36,732	12,004
Accrued expenses	17,475	13,596
Operating lease liabilities, current	7,675	—
Other	11,523	6,656
Accrued expenses and other current liabilities	$122,692	$32,256
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2020	2019

	(in thousands)
Sales and other tax liabilities	$33,957	$20,817
Convertible promissory notes, net of debt discount	—	14,858
Other	2,329	3,785
Other liabilities, noncurrent	$36,286	$39,460

6. Convertible Promissory Notes
In October 2018, we entered into a strategic partnership with Dropbox, Inc. (“Dropbox”), a global collaboration platform company, which involves the development of technology enabling integrated workflows for users between our platform and the Dropbox platform, as well as a strategic partnership with Atlassian, Inc. (“Atlassian”), a collaboration software company, which involves the development of technology enabling integrated workflows for users between our platform and Atlassian’s Jira Ops and Jira Service Desk products. As part of the strategic partnerships, we issued unsecured three-year convertible promissory notes in the principal amounts of $5.0 million and $10.0 million to Dropbox and Atlassian, respectively, which accrued simple interest at 2.75% and 5.0% per annum, respectively. Both convertible promissory notes are collectively referred to as “the convertible notes” throughout the notes to the consolidated financial statements, unless otherwise stated. The terms of the convertible notes provided that they would automatically convert into shares of Class A common stock upon an IPO at a conversion price equal to the IPO price.
In connection with the IPO, the convertible notes and accrued interest automatically converted into 426,223 shares of Class A common stock based on the IPO price of $36.00 per share. As a result of the conversion, the related $0.2 million derivative liabilities and the $0.1 million unamortized debt discount of the convertible notes were recognized in interest income and other, net in the consolidated statements of operations during the fiscal year ended January 31, 2020.
7. Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to 10 years. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal year ended January 31, 2020 was $9.7 million, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal year ended January 31, 2020.

Supplemental balance sheet information as of January 31, 2020, related to operating leases was as follows:

As of January 31, 2020
(in thousands)
Reported as:
Assets:
Operating lease right-of-use assets	$68,608
Liabilities:
Accrued expenses and other current liabilities	$7,675
Operating lease liabilities, noncurrent	64,792
Total operating lease liabilities	$72,467
As of January 31, 2020, the weighted-average remaining lease term is 7.5 years and the weighted-average discount rate is 5.1%.
Supplemental cash flow and other information for the fiscal year ended January 31, 2020, related to operating leases was as follows:

Year Ended January 31, 2020
(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$9,774
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$34,993

As of January 31, 2020, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2020
(in thousands)
Year Ending January 31,
2021	$11,170
2022	12,191
2023	12,177
2024	11,541
2025	11,348
Thereafter	29,383
Total operating lease payments	$87,810
Less: imputed interest	(15,343)
Total operating lease liabilities	$72,467
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
Under the previous lease standard, rent expense during the fiscal years ended January 31, 2019 and 2018 was $7.2 million and $3.3 million, respectively.
8. Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2020, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $86.1 million.
Indemnifications and Contingency
Our agreements with certain larger customers include certain provisions for indemnifying customers against liabilities if our services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, we have not incurred any material costs as a result of such provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.
In addition, we have indemnification agreements with our directors and our executive officers that require us, among other things, to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We maintain director and officer insurance coverage that may enable us to recover a portion of any future indemnification amounts paid. To date, there have been no claims under any of our directors’ and executive officers’ indemnification provisions.
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2020 and 2019, we recorded sales and other tax liabilities of $37.7 million and $22.0 million, respectively, of which $3.7 million and $1.2 million are included in accrued expenses and other current liabilities, respectively, and $34.0 million and $20.8 million are included in other liabilities, noncurrent, respectively, on our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information which can result in adjustments to the recorded liability.
Other Contingencies
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
Legal Proceedings
In the ordinary course of business, we may be subject from time to time to various proceedings, lawsuits, disputes, or claims. Although we cannot predict with assurance the outcome of any litigation, we do not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on our financial condition, results of operations, or cash flows.

9. Convertible Preferred Stock, Stockholders’ Equity (Deficit), and Equity Incentive Plan
Convertible Preferred Stock
Convertible preferred stock consisted of the following as of January 31, 2019 and as of immediately prior to the automatic conversion of convertible preferred stock into common stock:

	As of January 31, 2019
	Designated Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference

	(in thousands, except share data)
Series A	67,083,500	61,717,700	$9,258
Series B	25,857,784	25,857,784	6,500
Series C	34,363,256	34,363,256	30,000
Series D	30,800,000	30,727,064	114,966
Total convertible preferred stock	158,104,540	152,665,804	$160,724
Upon completion of the IPO in April 2019, all shares of convertible preferred stock outstanding, totaling 152,665,804 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $159.6 million was reclassified into stockholders’ equity. As of January 31, 2020, there were no shares of convertible preferred stock issued and outstanding.
In connection with the IPO, our amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by our board of directors.
Repurchases of Convertible Preferred Stock
In fiscal year 2018, we voluntarily repurchased 1,365,800 shares of Series A convertible preferred stock from certain existing investors for a total consideration of $4.6 million. The amount paid in excess of the carrying value of the Series A convertible preferred stock is considered a deemed dividend and is reflected as distributed earnings attributable to participating securities in the calculation of net loss attributable to common stockholders. The shares of Series A convertible preferred stock that we repurchased were retired immediately thereafter.
Dual-Class Common Stock Structure
In November 2018, we implemented a dual class common stock structure pursuant to which all the then-outstanding shares of our common stock were reclassified as Class B common stock and a new class of Class A common stock was authorized. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to 10 votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. Each share of Class B common stock will automatically convert into one share of Class A common stock upon (a) any transfer of such share, except for certain permitted transfers described in our amended and restated certificate of incorporation and (b) the death of the holder of such share. In addition, each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (a) the date that is six months following the death or incapacity of Eric S. Yuan (our CEO), (b) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (c) the date specified by the holders of a majority of the then-outstanding shares of convertible preferred stock, voting together on an as-converted basis, and the holders of a majority of the then-outstanding shares of Class B common stock, voting as a separate class, and (d) the 15-year anniversary of the closing of our IPO. In connection with the implementation of the dual-class common stock structure, each then-outstanding share of our convertible preferred stock became convertible into one share of Class B common stock, and all outstanding options to purchase shares of common stock became options to purchase an equivalent number of shares of Class B common stock.
Upon the effectiveness of the amended and restated certificate of incorporation in November 2018, the number of shares of common stock that is authorized to be issued consisted of 320,000,000 shares of Class A common stock, $0.001 par value per share and 300,000,000 shares of Class B common stock, $0.001 par value per share. Class A and Class B common stock are collectively referred to as “common stock” throughout the notes to the consolidated financial statements, unless otherwise noted.

Common Stock
Upon the completion of the IPO in April 2019, our amended and restated certificate of incorporation became effective, which also authorized the issuance of 2,000,000,000 shares of Class A common stock, $0.001 par value per share and 300,000,000 shares of Class B common stock, $0.001 par value per share.
We have the following shares of common stock reserved for future issuance:

	As of January 31,
	2020	2019
Conversion of convertible preferred stock	—	152,665,804
Stock options outstanding	16,833,009	35,064,465
RSUs outstanding	1,964,668	—
ESPP purchase rights outstanding	1,323,662	—
Remaining shares available for future issuance under the 2011 and 2019 plan	33,604,587	1,848,100
Remaining shares available for future issuance under the ESPP	7,186,070	—
Total shares of common stock reserved	60,911,996	189,578,369
Equity Incentive Plans
In 2011, we adopted the 2011 Global Share Plan (“2011 Plan”), under which officers, employees, and consultants may be granted various forms of equity incentive compensation at the discretion of the board of directors, including stock options and restricted stock awards. The awards have varying terms, but generally vest over four years, and are issued at the Fair Market Value (as defined in the 2011 Plan) of the shares of common stock on the date of grant. The plan administrator determines the term of stock options granted under the 2011 Plan, up to a maximum of 10 years (or five years for 10% stockholders as required by the Code). Certain awards provide for accelerated vesting if there is a Change in Control (as defined in the 2011 Plan). As of January 31, 2019, our board of directors had authorized 71,240,000 shares of common stock to be reserved for grants of awards under the 2011 Plan. As of January 31, 2019, stock options covering 35,064,465 shares of our Class B common stock were outstanding and the remaining number of shares available for future issuance was 1,848,100 under the 2011 Plan. In connection with the IPO, the shares of Class B common stock remaining available for issuance under the 2011 Plan became available for issuance for a corresponding number of shares of our Class A common stock under the 2019 Equity Incentive Plan (“2019 Plan”).
In April 2019, we adopted the 2019 Plan, which is a successor to and continuation of our 2011 Plan. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, and other forms of awards. The plan administrator determines the term of stock options granted under the 2019 Plan, up to a maximum of 10 years. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan becomes effective and (B) shares of Class B common stock subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan becomes effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Balance as of January 31, 2019	35,064,465	$1.48	6.8	$534,572
Granted	1,576,150	$36.86
Exercised	(19,003,652)	$0.49		$767,336
Canceled/forfeited/expired	(803,954)	$5.15
Balance as of January 31, 2020	16,833,009	$5.73	7.6	$1,191,881
Vested and exercisable as of January 31, 2020	7,248,393	$1.78	6.8	$540,222
The weighted-average grant date fair value of options granted to employees during the fiscal years ended January 31, 2020, 2019, and 2018 was $25.17, $6.28, and $0.67, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $767.3 million, $60.8 million, and $2.5 million during the fiscal years ended January 31, 2020, 2019, and 2018, respectively. As of January 31, 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options was $76.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year Ended January 31,
	2020	2019	2018
Expected term (years)	5.0 - 6.1	5.0 - 6.2	5.6 - 6.7
Expected volatility	49.9% - 53.2%	44.6% - 48.2%	47.7% - 52.0%
Risk-free interest rate	1.6% - 2.5%	2.6% - 3.1%	1.8% - 2.3%
Expected dividend yield	—	—	—
These assumptions and estimates were determined as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by third-party valuation specialists. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date. After our initial public offering, the fair value of each share of underlying common stock was based on the closing price of our Class A common stock as reported on the date of the grant.
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the stock options. For stock options granted to nonemployees, the expected term equals the contractual term of the stock option.
•Expected Volatility. As we have a short trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2019	—	$—
Granted	2,048,248	$79.22
Vested	(31,649)	$78.23
Canceled/forfeited	(51,931)	$84.00
Unvested as of January 31, 2020	1,964,668	$79.11
As of January 31, 2020, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $142.8 million, which is expected to be recognized over a weighted-average period of 3.6 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP, which became effective in connection with the IPO. A total of 9,000,000 shares of our Class A common stock were initially reserved for issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on February 1 of each calendar year, beginning on February 1, 2020 through February 1, 2029, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the last day of the fiscal year before the date of the automatic increase, and (2) 7,500,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).
Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, except for those holding 5% or more of the total combined voting power or value of all classes of our stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 20% of their earnings (as defined in the ESPP) for the purchase of our Class A common stock under the ESPP. Unless otherwise determined by our board of directors, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. As of January 31, 2020, 490,268 shares of our Class A common stock have been purchased under the ESPP.
As of January 31, 2020, unrecognized stock-based compensation expense related to the ESPP was $55.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31, 2020
Expected term (years)	0.5 - 2.1
Expected volatility	40.3% - 56.2%
Risk-free interest rate	1.5% - 2.5%
Expected dividend yield	—
Early Exercise of Common Stock Options
Our board of directors authorized certain stock option holders to exercise unvested stock options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the stock options are fully vested. As of January 31, 2020 and 2019, 466,819 and 1,261,230 shares of Class B common stock, respectively, were subject to repurchase at a weighted-average price of $2.58 and $1.41 per share, respectively. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the consolidated balance sheets were $1.2 million and $1.8 million as of January 31, 2020 and 2019, respectively.
Third-Party Stock Transactions
In May 2017, our CEO sold 2,899,136 shares of our common stock to an existing investor at a per share price of $3.74. In the consolidated statements of operations for fiscal year 2018, due to the fact that the purchase was made by an economic interest holder and is presumptively considered compensatory under GAAP, we recognized stock-based compensation expense related to such stock sale of $8.6 million, the difference between the purchase price and the fair value of our common stock at the time of sale.
Shares Reserved for Charitable Donations
During the fiscal year ended January 31, 2020, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time. As of January 31, 2020, no shares have been transferred to a nonprofit organization. As a result, no expense has been recognized to date.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$7,860	$1,119	$204
Research and development	11,645	1,369	360
Sales and marketing	41,465	3,540	812
General and administrative	12,139	2,913	8,953
Total stock-based compensation expense	$73,109	$8,941	$10,329

10. Income Taxes
The components of the net income (loss) before the provision for income taxes were as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Domestic	$16,268	$(204)	$(3,782)
Foreign	10,094	8,553	264
Total	$26,362	$8,349	$(3,518)
The provision for income taxes was as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Current:
Federal	$—	$—	$—
State	14	80	46
Foreign	2,226	685	258
Total current income tax expense	2,240	765	304
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,183)	—	—
Total deferred income tax expense	(1,183)	—	—
Total provision for income taxes	$1,057	$765	$304
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Tax at federal statutory rate	$5,536	$1,764	$(1,157)
State taxes	14	67	45
Foreign rate differential	(2,096)	(1,627)	(26)
Stock-based compensation	(32,070)	1,662	3,272
Permanent items	1,009	809	117
Research and development credits	(2,808)	(289)	(150)
Tax uncertainties	1,019	515	516
Change in valuation allowance	30,932	(1,438)	(1,537)
Change in federal tax rate	—	—	(881)
Other	(479)	(698)	105
Total	$1,057	$765	$304
Effective tax rate	4.0%	9.2%	(8.6)%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2020 and 2019 are as follows:

	As of January 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$37,507	$6,517
Research and development credit carryforwards	5,701	972
Stock-based compensation	4,145	133
Accruals and reserves	11,586	6,856
Deferred revenue	5,234	2,646
Operating lease liabilities	17,716	—
Total deferred tax assets	81,889	17,124
Valuation allowance	(36,353)	(877)
Total deferred tax assets net of valuation allowance	45,536	16,247

Deferred tax liabilities:
Property and equipment	(6,744)	(4,779)
Deferred commissions	(21,156)	(11,468)
Operating right-of-use assets	(16,453)	—
Total deferred tax liabilities	(44,353)	(16,247)

Net deferred tax assets	$1,183	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been recorded on U.S. and U.K. net deferred tax assets. The valuation allowance increased $35.5 million during the fiscal year ended January 31, 2020 and was primarily attributable to net operating losses generated as a result of stock-based compensation windfall benefits. The valuation allowance decreased $2.3 million during the fiscal year ended January 31, 2019 and was primarily attributable to deferred tax liabilities generated from the capitalization of commissions for GAAP purposes. The valuation allowance decreased $3.1 million during the fiscal year ended January 31, 2018 and was primarily attributable to remeasuring the U.S. net deferred tax assets at the applicable tax rate of 21% in accordance with the TCJA, offset by increases in deferred tax assets primarily related to net operating losses.
As of January 31, 2020, we had net operating loss carryforwards of approximately $148.0 million for federal income tax purposes, a portion of which will begin to expire in 2032 if unused. We had net operating loss carryforwards of approximately $88.2 million for state income tax purposes, which will begin to expire in the year 2027 if unused. We also had certain foreign net operating loss carryforwards of $6.8 million, which have an indefinite life.
As of January 31, 2020, we also had research and development credit carryforwards of approximately $6.7 million for federal income tax and $5.9 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2036 if unused. State research and development tax credits carry forward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have completed a Section 382 review and determined that none of our operating losses will expire solely due to Section 382 limitation(s).
We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.
We comply with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions. Total unrecognized tax benefits are $8.1 million as of January 31, 2020. If recognized, $2.0 million would affect our effective tax rate.

A reconciliation of the beginning and ending balance of total unrecognized tax position is as follows:

Unrecognized Tax Benefits
(in thousands)

Balance - January 31, 2017	$1,205
Increases related to current years’ tax positions	771
Balance - January 31, 2018	1,976
Increases related to current years’ tax positions	802
Balance - January 31, 2019	2,778
Increases related to current years’ tax positions	5,328
Balance - January 31, 2020	$8,106
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We recognized $0.3 million interest and penalties associated with unrecognized tax benefits during the fiscal year ended January 31, 2020, and we incurred no interest and penalties during the fiscal year ended January 31, 2019.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2020, all of the years remain open to examination by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended January 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

11. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income (loss)	$5,450	$19,855	$—	$7,584	$—	$(3,822)
Less: distributed earnings attributable to participating securities	—	—	—	—	—	(4,405)
Less: undistributed earnings attributable to participating securities	—	(3,555)	—	(7,584)	—	—
Net income (loss) attributable to common stockholders, basic	$5,450	$16,300	$—	$—	$—	$(8,227)
Reallocation of net income (loss) attributable to common stockholders	(439)	439	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	$5,011	$16,739	$—	$—	$—	$(8,227)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	58,541,269	175,100,067	—	84,483,094	—	78,119,865
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	58,583,874	195,714,140	—	116,005,681	—	78,119,865
Net income (loss) per share attributable to common stockholders, basic	$0.09	$0.09	$—	$0.00	$—	$(0.11)
Net income (loss) per share attributable to common stockholders, diluted	$0.09	$0.09	$—	$0.00	$—	$(0.11)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Convertible preferred stock	—	—	—	—	—	152,665,804
Outstanding stock options	141,782	—	—	3,541,878	—	34,170,489
Unvested RSUs	606,971	—	—	—	—	—
Purchase rights committed under the ESPP	1,180,664	—	—	—	—	—
Shares subject to repurchase from early exercised stock options and restricted stock	—	—	—	—	—	2,302,483
Total	1,929,417	—	—	3,541,878	—	189,138,776
The table above does not include 500,000 shares of issued Class A common stock held by us and reserved for the sole purpose of being transferred to a nonprofit organization to be formed or identified by us at a future time.
The convertible promissory notes are contingently convertible (convertible upon completion of an IPO or a qualified financing event as discussed in Note 6), and the conditions for the convertible feature were not satisfied as of January 31, 2019. For fiscal year ended January 31, 2019, we have excluded these potential dilutive shares from the calculation of diluted net income per share attributable to common stockholders.

12. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years 2020 and 2019 is as follows:

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018

	(in thousands)
Revenue	$188,251	$166,593	$145,826	$121,988	$105,800	$90,121	$74,526	$60,070
Gross profit	155,704	135,748	117,926	97,884	86,275	73,278	61,553	48,410
Income (loss) from operations	10,553	(1,679)	2,265	1,557	5,492	(1,063)	3,422	(1,684)
Net income (loss) attributable to common stockholders	$15,313	$2,207	$5,521	$198	$1,196	$(598)	$496	$(1,340)
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.01	$0.02	$0.00	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.05	$0.01	$0.02	$0.00	$0.01	$(0.01)	$0.00	$(0.02)

13. Subsequent Events
We have evaluated subsequent events from the balance sheet date through March 20, 2020, the date at which the consolidated financial statements were available to be issued.
Subsequent to January 31, 2020, we entered into an agreement to lease additional space and extend the term of existing leases located in the United States. We expect to make $8.9 million of additional rent payments over the term of these leases, which expires during the year ending January 31, 2030.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. OTHER INFORMATION
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at investors.zoom.us under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules:
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016.	S-1	333-230444	4.2	March 22, 2019
4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder.	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-230444	10.2	April 8. 2019
10.3#	Zoom Video Communications, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-230444	10.3	April 8, 2019
10.4#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-230444	10.4	March 22, 2019
10.5#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy	10-Q	001-38865	10.1	September 13, 2019
10.6#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Gant Notice	10-Q	001-38865	10.2	September 13, 2019
10.7#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.8#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018.	S-1	333-230444	10.5	March 22, 2019
10.9#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018.	S-1	333-230444	10.6	March 22, 2019
10.10#	Confirmatory Offer Letter by and between the Registrant and Janine Pelosi, dated December 18, 2018.	S-1	333-230444	10.7	March 22, 2019
10.11#	Confirmatory Offer Letter by and between the Registrant and Kelly Steckelberg, dated December 18, 2018.	S-1	333-230444	10.8	March 22, 2019
10.12#	Offer Letter by and between the Registrant and Ryan Azus dated June 29, 2019.	10-Q	001-38865	10.4	September 13, 2019
10.13	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC.	10-Q	001-38865	10.5	September 13, 2019
10.14	Zoom Video Communications, Inc. Officer Incentive Plan.	S-1	333-230444	10.10	March 22, 2019
10.15	Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of April 5, 2019.	S-1/A	333-230444	10.11	April 8, 2019
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
# Indicates a management contract or compensatory plan or arrangement.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2020, 2019, and 2018:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2020
Accounts receivable allowances	$2,071	$8,583	$(3,020)	$7,634
Deferred tax asset valuation allowance	877	35,476	—	36,353
Year ended January 31, 2019
Accounts receivable allowances	$560	$3,763	$(2,252)	$2,071
Deferred tax asset valuation allowance	3,154	—	(2,277)	877
Year ended January 31, 2018
Accounts receivable allowances	$922	$1,284	$(1,646)	$560
Deferred tax asset valuation allowance	6,220	—	(3,066)	3,154
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
Item 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM VIDEO COMMUNICATIONS, INC.

Date: March 20, 2020	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2020	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric S. Yuan, Kelly Steckelberg, and Aparna Bawa, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2020
Eric S. Yuan
/s/ Kelly Steckelberg	Chief Financial Officer (Principal Financial Officer)	March 20, 2020
Kelly Steckelberg

/s/ Roy Benhorin	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2020
Roy Benhorin

/s/ Jonathan Chadwick	Director	March 20, 2020
Jonathan Chadwick

/s/ Carl M. Eschenbach	Director	March 20, 2020
Carl M. Eschenbach

/s/ Peter Gassner	Director	March 20, 2020
Peter Gassner

/s/ Kimberly L. Hammonds	Director	March 20, 2020
Kimberly L. Hammonds

/s/ Dan Scheinman	Director	March 20, 2020
Dan Scheinman

/s/ Santiago Subotovsky	Director	March 20, 2020
Santiago Subotovsky

/s/ Bart Swanson	Director	March 20, 2020
Bart Swanson