Form 10-Q
period 2020-07-31
Zoom Video Communications, Inc.
filed 2020-09-03
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 21, 2020, the number of shares of the registrant’s Class A common stock outstanding was 194,757,207 and the number of shares of the registrant’s Class B common stock outstanding was 89,663,773.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2020

		Page
	PART I – Financial Information	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of July 31, 2020 and January 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2020 and 2019	5
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended July 31, 2020 and 2019	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended July 31, 2020 and 2019	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2020 and 2019	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

	PART II – Other Information	38

Item 1.	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
	Signatures	70

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; market trends; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our efforts to enhance the security and privacy of our platform; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our liquidity needs; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I—Financial Information
Item 1. FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$748,944	$283,134
Marketable securities	732,995	572,060
Accounts receivable, net of allowances of $26,161 and $7,634 as of July 31, 2020 and January 31, 2020, respectively	295,330	120,435
Deferred contract acquisition costs, current	111,545	44,885
Prepaid expenses and other current assets	343,288	75,008
Total current assets	2,232,102	1,095,522
Deferred contract acquisition costs, noncurrent	152,595	46,245
Property and equipment, net	91,291	57,138
Operating lease right-of-use assets	65,295	68,608
Goodwill	24,340	—
Other assets, noncurrent	59,318	22,332
Total assets	$2,624,941	$1,289,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,615	$1,596
Accrued expenses and other current liabilities	560,188	122,692
Deferred revenue, current	714,523	209,542
Total current liabilities	1,287,326	333,830
Deferred revenue, noncurrent	28,090	20,994
Operating lease liabilities, noncurrent	63,105	64,792
Other liabilities, noncurrent	47,608	36,286
Total liabilities	1,426,129	455,902
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of July 31, 2020 and January 31, 2020; zero shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2020 and January 31, 2020; 194,145,480 and 123,391,114 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively; 300,000,000 Class B shares authorized as of July 31, 2020 and January 31, 2020; 90,197,239 and 155,336,747 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	283	277
Additional paid-in capital	982,541	832,705
Accumulated other comprehensive income	2,772	809
Retained earnings	213,216	152
Total stockholders’ equity	1,198,812	833,943
Total liabilities and stockholders’ equity	$2,624,941	$1,289,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$663,520	$145,826	$991,687	$267,814
Cost of revenue	192,271	27,900	295,978	52,004
Gross profit	471,249	117,926	695,709	215,810
Operating expenses:
Research and development	42,734	15,054	69,123	28,837
Sales and marketing	159,173	79,652	280,729	143,693
General and administrative	81,238	20,955	134,368	39,458
Total operating expenses	283,145	115,661	484,220	211,988
Income from operations	188,104	2,265	211,489	3,822
Interest income and other, net	2,081	4,492	7,871	5,465
Net income before provision for income taxes	190,185	6,757	219,360	9,287
Provision for income taxes	4,196	1,216	6,296	1,532
Net income	185,989	5,541	213,064	7,755
Undistributed earnings attributable to participating securities	(247)	(20)	(305)	(2,794)
Net income attributable to common stockholders	$185,742	$5,521	$212,759	$4,961
Net income per share attributable to common stockholders:
Basic	$0.66	$0.02	$0.76	$0.03
Diluted	$0.63	$0.02	$0.72	$0.02
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	282,850,805	271,813,141	281,394,901	192,130,510
Diluted	297,162,309	292,185,665	296,408,229	215,774,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net income	$185,989	$5,541	$213,064	$7,755
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	885	(76)	1,963	67
Comprehensive income	$186,874	$5,465	$215,027	$7,822
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	—	$—	281,992,011	$280	$872,237	$1,887	$27,227	$901,631
Issuance of common stock upon exercise of stock options	—	—	1,597,761	2	7,954	—	—	7,956
Issuance of common stock upon release of restricted stock units	—	—	147,023	—	—	—	—	—
Charitable donation of common stock	—	—	—	—	22,312	—	—	22,312
Issuance of common stock for employee stock purchase plan	—	—	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	—	—	59,279	—	—	59,279
Other comprehensive income	—	—	—	—	—	885	—	885
Net income	—	—	—	—	—	—	185,989	185,989
Balance as of July 31, 2020	—	$—	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812

	Three Months Ended July 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of April 30, 2019	—	$—	272,336,862	$271	$742,388	$8	$(22,939)	$719,728
Issuance of common stock upon exercise of stock options	—	—	649,305	1	420	—	—	421
Issuance of common stock reserved for charitable donation	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,182	—	—	18,182
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Net income	—	—	—	—	—	—	5,541	5,541
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	—	$—	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon exercise of stock options	—	—	4,830,752	5	17,676	—	—	17,681
Issuance of common stock upon release of restricted stock units	—	—	174,900	—	—	—	—	—
Charitable donation of common stock	—	—	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	—	—	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	—	—	88,089	—	—	88,089
Other comprehensive income	—	—	—	—	—	1,963	—	1,963
Net income	—	—	—	—	—	—	213,064	213,064
Balance as of July 31, 2020	—	$—	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812

	Six Months Ended July 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	13,747,059	14	2,160	—	—	2,174
Issuance of common stock reserved for charitable donation	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24,844	—	—	24,844
Other comprehensive income	—	—	—	—	—	67	—	67
Net income	—	—	—	—	—	—	7,755	7,755
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$213,064	$7,755
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	85,632	24,737
Amortization of deferred contract acquisition costs	40,781	16,026
Charitable donation of common stock	23,312	—
Provision for accounts receivable allowances	14,959	2,693
Depreciation and amortization	11,814	7,174
Non-cash operating lease cost	4,597	3,116
Remeasurement gain on equity investment	(2,538)	—
Other	2,028	(514)
Changes in operating assets and liabilities:
Accounts receivable	(196,926)	(35,361)
Prepaid expenses and other assets	(53,729)	(23,597)
Deferred contract acquisition costs	(213,790)	(33,700)
Accounts payable	10,871	(2,783)
Accrued expenses and other liabilities	202,066	34,923
Deferred revenue	519,149	56,234
Operating lease liabilities, net	(979)	(3,295)
Net cash provided by operating activities	660,311	53,408
Cash flows from investing activities:
Purchases of marketable securities	(484,882)	(478,487)
Maturities of marketable securities	287,338	50,940
Sales of marketable securities	36,897	—
Purchases of property and equipment	(35,253)	(20,937)
Cash paid for acquisition, net of cash acquired	(26,486)	—
Purchase of equity investment	(8,000)	—
Purchase of convertible promissory note	(5,000)	—
Purchase of intangible assets	(1,494)	—
Collections of employee loans	1,319	—
Net cash used in investing activities	(235,561)	(448,484)
Cash flows from financing activities:
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	234,465	—
Proceeds from issuance of common stock for employee stock purchase plan	20,760	—
Proceeds from exercise of stock options, net of repurchases	17,417	2,191
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	542,947
Net cash provided by financing activities	272,642	545,138
Net increase in cash, cash equivalents, and restricted cash	697,392	150,062
Cash, cash equivalents, and restricted cash – beginning of period	334,082	65,968
Cash, cash equivalents, and restricted cash – end of period	$1,031,474	$216,030

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$748,944	$213,886
Restricted cash, current included in prepaid expenses and other current assets	280,309	100
Restricted cash, noncurrent included in other assets, noncurrent	2,221	2,044
Total cash, cash equivalents, and restricted cash	$1,031,474	$216,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a video-first, unified communications platform. Our platform combines video, audio, phone, screen sharing, and chat functionalities. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2021, for example, refer to the fiscal year ending January 31, 2021.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of Zoom Video Communications, Inc., its subsidiaries, and a variable interest entity for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the allowance for credit losses, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, the value of common stock and other assumptions used to measure stock-based compensation expense, sales and other tax liabilities, the fair value of marketable securities, equity investment, convertible promissory note, acquired intangible assets and goodwill, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and our sales cycles. During the three and six months ended July 31, 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 20, 2020. There have been no significant changes to these policies during the six months ended July 31, 2020, except as noted below.

Restricted Cash
Restricted cash consisted of certificates of deposit collateralizing our operating leases, corporate credit cards, and cash from proceeds from international employees’ sales of our common stock, and is included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets.
As of July 31, 2020 and January 31, 2020, we had $280.2 million and $48.5 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
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
Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

As of July 31, 2020

(in thousands)
Accounts receivable, gross	$321,491
Less: Allowance for credit losses	(17,500)
Less: Allowance for returns	(8,661)
Accounts receivable, net	$295,330
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and adjust based upon our expectations of changes in macro-economic conditions that may impact the collectibility of outstanding receivables, including noncurrent accounts receivable. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period.
For the six months ended July 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2020.

(in thousands)
Balance as of January 31, 2020	$5,150
Provision for credit losses	13,723
Write-offs	(1,373)
Balance as of July 31, 2020	$17,500
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
Cloud Computing Arrangement Implementation Costs
We capitalize certain implementation costs incurred in a cloud computing arrangement during the application development stage. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes activities such as formulation and evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the hosted software is ready for its intended use. Capitalized implementation costs are recorded as deferred costs, and are included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets. Maintenance, minor upgrades, and training costs are expensed as incurred. Capitalized implementation costs are amortized over the term of the hosting arrangement on a straight-line basis, and are recorded under operating expenses in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. Capitalized implementation costs were not material during the three and six months ended July 31, 2020.
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
In connection with the additional investment and the indicated change in the observable price of the underlying shares of the investee, we have recognized a remeasurement gain of $2.5 million on the initial investment in the six months ended July 31, 2020. As of July 31, 2020, the carrying amount of this investment was $13.5 million.
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
The Convertible Note is included in other assets, noncurrent in the condensed consolidated balance sheets. Interest accrues on the unpaid principal balance on a quarterly basis, and is recognized in interest income and other, net in the condensed consolidated statements of operations. Interest income related to the Convertible Note was immaterial for the three and six months ended July 31, 2020. We have elected to measure the Convertible Note at fair value (i.e., using the fair value option) at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the condensed consolidated statements of operations. As of July 31, 2020, the fair value of the Convertible Note investment was measured at $5.0 million.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period.
Goodwill and Acquired Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. There were no impairment charges to goodwill during the three months ended July 31, 2020.
Acquired intangible assets consist of identifiable intangible assets resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the condensed consolidated statements of operations. Each period we evaluate the estimated remaining useful lives of our acquired finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. There were no impairment charges to acquired intangible assets during the three months ended July 31, 2020.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU No. 2016-13 and the related updates replace the existing incurred loss impairment model with an expected credit loss model, and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. We adopted the standard as of February 1, 2020, using the modified retrospective method of applying the new standard at the adoption date. Our adoption did not result in any cumulative effect adjustment in our condensed consolidated financial statements upon adoption as of February 1, 2020.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal—Use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU No. 2018-15, prospectively, as of February 1, 2020, and our adoption did not have a material impact on the condensed consolidated financial statements.

2. Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$454,160	69%	$117,098	80%	$699,793	71%	$215,258	80%
Asia Pacific (“APAC”)	81,384	12	12,088	8	111,641	11	22,529	9
Europe, Middle East, and Africa (“EMEA”)	127,976	19	16,640	12	180,253	18	30,027	11
Total	$663,520	100%	$145,826	100%	$991,687	100%	$267,814	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the condensed consolidated balance sheets was $20.5 million and $12.5 million as of July 31, 2020 and January 31, 2020, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $233.5 million and $64.6 million, respectively, and $166.4 million and $90.7 million during the six months ended July 31, 2020 and 2019, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2020, the aggregate amount of the transaction price allocated to our remaining performance obligations was $1,415.8 million, which consists of both billed consideration in the amount of $742.6 million and unbilled consideration that we expect to recognize as revenue in the amount of $673.2 million. We expect to recognize 72% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3. Marketable Securities
As of July 31, 2020 and January 31, 2020, our marketable securities consisted of the following:

	As of July 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$6,990	$—	$—	$6,990
Agency bonds	302,221	193	(45)	302,369
Corporate and other debt securities	362,539	2,571	(28)	365,082
U.S. government agency securities	43,479	81	—	43,560
Treasury bills	14,994	—	—	14,994
Marketable securities	$730,223	$2,845	$(73)	$732,995

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$37,894	$—	$—	$37,894
Agency bonds	141,157	49	(43)	141,163
Corporate and other debt securities	320,407	775	(16)	321,166
U.S. government agency securities	71,794	45	(2)	71,837
Marketable securities	$571,252	$869	$(61)	$572,060
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2020 and 2019.
The following table presents the contractual maturities of our marketable securities as of July 31, 2020 and January 31, 2020:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Less than one year	$400,094	$315,900
Due in one to five years	332,901	256,160
Total	$732,995	$572,060

4. Fair Value Measurements
The following table presents information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of July 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$157,220	$157,220	$—	$—
Cash equivalents	157,220	157,220	—	—
Commercial paper	6,990	—	6,990	—
Agency bonds	302,369	—	302,369	—
Corporate and other debt securities	365,082	—	365,082	—
U.S. government agency securities	43,560	—	43,560	—
Treasury bills	14,994	—	14,994	—
Marketable securities	732,995	—	732,995	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,221	—	2,221	—
Convertible Note included in other assets, noncurrent	5,000	—	—	5,000
Total financial assets	$897,536	$157,220	$735,316	$5,000

	As of January 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$96,486	$96,486	$—	$—
Commercial paper	4,994	—	4,994	—
Agency bonds	9,999	—	9,999	—
Cash equivalents	111,479	96,486	14,993	—
Commercial paper	37,894	—	37,894	—
Agency bonds	141,163	—	141,163	—
Corporate and other debt securities	321,166	—	321,166	—
U.S. government agency securities	71,837	—	71,837	—
Marketable securities	572,060	—	572,060	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,301	—	2,301	—
Total financial assets	$685,940	$96,486	$589,454	$—
We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify the Convertible Note as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
As of July 31, 2020 and January 31, 2020, the carrying amount of the equity investment was $13.5 million and $3.0 million, respectively. We classify the equity investment as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized during the period, as it is based on an observable transaction price at the transaction date and other unobservable inputs, such as volatility.
5. Business Combinations
On May 7, 2020, we acquired 100% of the issued and outstanding share capital of Keybase, a secure messaging and file-sharing company, for purchase consideration of $42.9 million in cash. The acquisition helps us strengthen the security of our video communications platform by providing end-to-end encryption expertise that we plan to leverage as we develop and roll out an end-to-end encryption offering in the future. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 4.8 years as of July 31, 2020, and is amortized using the straight-line method over its estimated useful life.
Not included in the purchase consideration, we also entered into holdback agreements with certain employees for $20.0 million in cash payments, which are subject to such employees’ continued service with us. The holdback amount of $20.0 million will be treated as compensation for research and development over the required service period ranging from one to three years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Keybase have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of Keybase have not been presented, as the results do not have a material effect on any of the periods presented in our condensed consolidated statements of operations.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Restricted cash from international employee stock sales	$280,209	$48,547
Prepaid expenses	54,854	22,320
Other	8,225	4,141
Prepaid expenses and other current assets	$343,288	$75,008
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Computer and office equipment	$82,783	$51,375
Software	21,452	10,855
Leasehold improvements	19,812	18,215
Furniture and fixtures	3,936	3,949
Property and equipment, gross	127,983	84,394
Less: Accumulated depreciation	(36,692)	(27,256)
Property and equipment, net	$91,291	$57,138
Depreciation expense was $6.4 million and $3.8 million for the three months ended July 31, 2020 and 2019, respectively, and $11.7 million and $7.2 million for the six months ended July 31, 2020 and 2019, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Accounts receivable, noncurrent	$22,950	$9,011
Equity investment	13,538	3,000
Convertible Note	5,000	—
Prepaid expenses, noncurrent	4,693	2,945
Indefinite-lived intangible assets	3,654	2,159
Intangible assets subject to amortization, net	3,146	—
Other	6,337	5,217
Other assets, noncurrent	$59,318	$22,332

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Proceeds from employee equity transactions to be remitted to employees and tax authorities	$284,550	$49,287
Accrued compensation and benefits	133,629	36,732
Accrued expenses	87,492	17,475
Sales and other tax liabilities	22,998	3,774
Operating lease liabilities, current	9,667	7,675
Customer deposits liabilities	9,582	3,414
Other	12,270	4,335
Accrued expenses and other current liabilities	$560,188	$122,692
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2020	January 31, 2020

	(in thousands)
Sales and other tax liabilities	$44,388	$33,957
Other	3,220	2,329
Other liabilities, noncurrent	$47,608	$36,286

7. Commitments and Contingencies
Non-cancelable Purchase Obligations
As of July 31, 2020, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $25.8 million over the corresponding amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020, mainly related to third-party cloud hosting.
Operating Leases Not Yet Commenced
As of July 31, 2020, we had additional operating leases for office space that have not yet commenced with undiscounted future lease payments of $8.9 million. These operating leases will commence in the fourth quarter of fiscal year 2021.
License Agreement
In May 2020, we entered into a license agreement with MPEG LA, LLC (“MPEGLA”) to obtain the rights for future use of licensed intellectual property in exchange for periodic royalty payments. In connection with the license agreement, we made a royalty payment of $9.8 million to use the technology until December 31, 2020, which is amortized in cost of revenue on a straight-line basis in our condensed consolidated statements of operations. During the six months ended July 31, 2020, we recorded $2.9 million of such costs. In addition, we made a one-time payment of $9.8 million for past use, which was recorded in general and administrative expenses in our condensed consolidated statements of operations for the six months ended July 31, 2020.
Legal Proceedings
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the Northern District of California with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs’ consolidated amended complaint was filed on July 30, 2020, with our response due on September 14, 2020.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the Northern District of California. The plaintiffs are purported stockholders of the company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. Both derivative cases are stayed pending resolution of a forthcoming motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions. In addition, from time to time, we are involved in various other legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition.
8. Stockholders’ Equity and Equity Incentive Plans
Common Stock
In connection with our initial public offering (“IPO”) in April 2019, our amended and restated certificate of incorporation became effective, which authorized the issuance of 2,000,000,000 shares of Class A common stock, $0.001 par value per share, and 300,000,000 shares of Class B common stock, $0.001 par value per share. Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.
Equity Incentive Plans
In 2011, we adopted the 2011 Global Share Plan (“2011 Plan”), under which officers, employees, and consultants were granted various forms of equity incentive compensation at the discretion of the board of directors, including stock options and restricted stock awards. In connection with the IPO, the shares of Class B common stock remaining available for issuance under the 2011 Plan became available for issuance for a corresponding number of shares of our Class A common stock under the 2019 Equity Incentive Plan (“2019 Plan”), which is a successor to and continuation of our 2011 Plan.
In April 2019, we adopted the 2019 Plan, which became effective in connection with our IPO. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other forms of awards. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan became effective and (B) shares of Class B common stock, subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan becomes effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan automatically increases on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2020	16,833,009	$5.73	7.6	$1,191,881
Granted	—	$—
Exercised	(4,830,752)	$3.61
Canceled/forfeited/expired	(132,739)	$5.92
Balance as of July 31, 2020	11,869,518	$6.59	7.4	$2,935,477
Vested and exercisable as of July 31, 2020	5,021,067	$3.28	6.8	$1,258,445
As of July 31, 2020, unrecognized stock-based compensation expense related to outstanding unvested stock options was $61.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2020	1,964,668	$79.11
Granted	2,617,599	$202.30
Vested	(166,366)	$88.53
Canceled/forfeited	(45,290)	$98.34
Unvested as of July 31, 2020	4,370,611	$152.33
As of July 31, 2020, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $619.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. A total of 9,000,000 shares of our Class A common stock were initially reserved for issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance automatically increases on February 1 of each calendar year, beginning on February 1, 2020 through February 1, 2029, by the lesser of (1) 1% of the total number of shares of our common stock (both Class A and Class B) outstanding on the last day of the fiscal year before the date of the automatic increase and (2) 7,500,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. As of July 31, 2020, 1,096,192 shares of our Class A common stock have been purchased under the ESPP.
As of July 31, 2020, unrecognized stock-based compensation expense related to the ESPP was $56.0 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Early Exercise of Common Stock Options
Our board of directors authorized certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of July 31, 2020 and January 31, 2020, 354,087 and 466,819 shares, respectively, of Class B common stock were subject to repurchase at a weighted-average price of $2.65 and $2.58 per share, respectively. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $0.9 million and $1.2 million as of July 31, 2020 and January 31, 2020, respectively.
Shares Reserved for Charitable Donations
During fiscal year 2020, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to nonprofit organizations. As of July 31, 2020, 94,844 shares of Class A common stock have been transferred to a donor advised fund through an unaffiliated nonprofit organization. We recorded a non-cash charge of $23.3 million for the fair value of the donated shares, which was recorded in general and administrative expense in the condensed consolidated statements of operations for the six months ended July 31, 2020.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$7,727	$1,902	$10,976	$2,732
Research and development	10,010	2,510	15,234	3,674
Sales and marketing	32,398	10,439	49,521	13,066
General and administrative	6,720	3,224	9,901	5,265
Total stock-based compensation expense	$56,855	$18,075	$85,632	$24,737

9. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pre-tax income in multiple jurisdictions, certain book-tax differences, and the effects of acquisitions.
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands, except percentages)
Net income before provision for income taxes	$190,185	$6,757	$219,360	$9,287
Provision for income taxes	4,196	1,216	6,296	1,532
Effective tax rate	2.2%	18.0%	2.9%	16.5%
The provision for income taxes was $4.2 million and $1.2 million for the three months ended July 31, 2020 and 2019, respectively, and $6.3 million and $1.5 million for the six months ended July 31, 2020 and 2019, respectively. The provision for income taxes for the three and six months ended July 31, 2020 consisted primarily of foreign income taxes, state income taxes, and a one-time benefit from the release of a valuation allowance as a result of an acquisition. For the three and six months ended July 31, 2020 and 2019, the provision for income taxes differed from the U.S. federal statutory rate primarily due to stock-based compensation and the full valuation allowance on the U.S. and the U.K. deferred tax assets.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and six months ended July 31, 2020, we believe it is more likely than not that the tax benefits of the U.S. and the U.K. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. and the U.K. losses incurred. We intend to maintain the full valuation allowance on the U.S. and the U.K. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
We recorded a valuation allowance against all of our deferred tax assets (“DTAs”) for the U.S. and U.K. as of both July 31, 2020 and January 31, 2020. We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
During the three and six months ended July 31, 2020, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law and amended portions of relevant tax laws. The CARES Act did not have a significant impact on the provision for income taxes for the three and six months ended July 31, 2020. We will continue to monitor future guidance issued regarding the CARES Act and other similar stimulus measures to determine any future impacts.

10. Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$122,474	$63,515	$751	$4,790	$125,297	$87,767	$592	$7,163
Less: Undistributed earnings attributable to participating securities	—	(247)	—	(20)	—	(305)	—	(2,794)
Net income attributable to common stockholders, basic	$122,474	$63,268	$751	$4,770	$125,297	$87,462	$592	$4,369
Reallocation of net income attributable to common stockholders	(4,343)	4,343	(50)	50	(4,824)	4,824	(64)	64
Net income attributable to common stockholders, diluted	$118,131	$67,611	$701	$4,820	$120,473	$92,286	$528	$4,433
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	186,505,788	96,345,017	36,950,454	234,862,687	165,718,132	115,676,769	22,908,474	169,222,036
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	188,994,684	108,167,625	37,120,969	255,064,696	167,839,216	128,569,013	22,977,562	192,797,057
Net income per share attributable to common stockholders, basic	$0.66	$0.66	$0.02	$0.02	$0.76	$0.76	$0.03	$0.03
Net income per share attributable to common stockholders, diluted	$0.63	$0.63	$0.02	$0.02	$0.72	$0.72	$0.02	$0.02
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	—	—	116,649	—	—	—	59,291	—
Unvested RSUs	85,596	—	153,751	—	598,728	—	78,150	—
Purchase rights committed under the ESPP	35,996	—	23,509	—	18,196	—	11,949	—
Total	121,592	—	293,909	—	616,924	—	149,390	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2020 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
We provide a video-first communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, voice, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video that is easy to use, manage, and deploy, provides an attractive return on investment, is scalable, and easily integrates with applications and physical spaces. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works” while prioritizing their privacy and security. Our goal is to make Zoom Meetings better than in-person meetings. Our 19 co-located data centers located worldwide enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our video-first communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our video-first communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
Our revenue was $663.5 million and $145.8 million for the three months ended July 31, 2020 and 2019, respectively, representing a period-over-period growth rate of 355%. We had net income of $186.0 million and $5.5 million for the three months ended July 31, 2020 and 2019, respectively. Our revenue was $991.7 million and $267.8 million for the six months ended July 31, 2020 and 2019, respectively, representing a period-over-period growth rate of 270%. We had net income of $213.1 million and $7.8 million for the six months ended July 31, 2020 and 2019, respectively. Net cash provided by operating activities was $660.3 million and $53.4 million for the six months ended July 31, 2020 and 2019, respectively.
Recent Developments
COVID-19
In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world. Governments have instituted lockdown or other similar measures to slow infection rates. Many organizations have resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. Schools, colleges, and universities globally have also closed as a result of this pandemic. Many of these institutions are utilizing our platform to provide remote instruction to their students. We have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 100,000 K-12 school domains worldwide.
All of these factors have driven increased usage of our services and have required us to expand our network and data storage and processing capacity, both in our own co-located data centers as well as through third-party cloud hosting, which has resulted, and is continuing to result, in an increase in our operating costs. Furthermore, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue, but still require us to incur these additional operating costs to expand our capacity. Therefore, the recent increase in usage of our platform has adversely impacted, and may continue to adversely impact, our gross margin.
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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom Hardware as a Service, Zoom for Home, Zoom Rooms at each office location, and Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of July 31, 2020 and 2019.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability in 25 new countries and territories, bringing the total to 42. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 31% and 20% of our total revenue for the three months ended July 31, 2020 and 2019, respectively, and 29% and 20% of our total revenue for the six months ended July 31, 2020 and 2019, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of July 31, 2020 and 2019, we had approximately 370,200 and 66,300 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Since the start of the COVID-19 pandemic early this fiscal year, our customer segment with 10 or fewer employees expanded as individual users adopted Zoom for many personal, professional and social events. As a result, we have experienced a shift in the makeup of customer cohorts, and a higher percentage of our revenue during the three and six months ended July 31, 2020, compared to comparable periods in the prior fiscal year, was attributable to customers with 10 or fewer employees.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 17% and 30% of total revenue for the three months ended July 31, 2020 and 2019, respectively, and 20% and 30% of total revenue for the six months ended July 31, 2020 and 2019, respectively. As of July 31, 2020 and 2019, we had 988 and 466 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$660,311	$53,408
Less: Purchases of property and equipment	(35,253)	(20,937)
Free cash flow (non-GAAP)	$625,058	$32,471
Net cash used in investing activities	$(235,561)	$(448,484)
Net cash provided by financing activities	$272,642	$545,138

Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our video-first communications platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our video-first communications platform.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our video-first communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party public switched telephone network (“PSTN”) services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase for the foreseeable future in absolute dollars, as we expand our data center capacity due to increased usage stemming from the COVID-19 pandemic. However, the cost of revenue as a percentage of revenue may decrease over time as we scale our data centers to accommodate usage from our increased customer base and as the ratio of free to paid users varies.
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel-related expenses directly associated with our research and development organization, depreciation of equipment used in research and development, and allocated overhead. Research and development costs are expensed as incurred. We plan to increase our investment in research and development for the foreseeable future, primarily by increasing research and development headcount, as we focus on further developing our platform, enhancing its use cases, and strengthening security and privacy. As a result, we expect our research and development expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, public relations, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include amortization of deferred contract acquisition costs and credit card processing fees related to sales. We plan to increase our investment in sales and marketing over the foreseeable future, primarily by increasing headcount in our sales force and investing in brand and product marketing efforts. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the rest of the current fiscal year, although these expenses may fluctuate as a percentage of revenue from quarter to quarter depending on the timing of various events.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance, legal, and human resources organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; sales and other taxes; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Revenue	$663,520	$145,826	$991,687	$267,814
Cost of revenue (1)	192,271	27,900	295,978	52,004
Gross profit	471,249	117,926	695,709	215,810
Operating expenses:
Research and development (1)	42,734	15,054	69,123	28,837
Sales and marketing (1)	159,173	79,652	280,729	143,693
General and administrative (1)	81,238	20,955	134,368	39,458
Total operating expenses	283,145	115,661	484,220	211,988
Income from operations	188,104	2,265	211,489	3,822
Interest income and other, net	2,081	4,492	7,871	5,465
Net income before provision for income taxes	190,185	6,757	219,360	9,287
Provision for income taxes	4,196	1,216	6,296	1,532
Net income	$185,989	$5,541	$213,064	$7,755

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$7,727	$1,902	$10,976	$2,732
Research and development	10,010	2,510	15,234	3,674
Sales and marketing	32,398	10,439	49,521	13,066
General and administrative	6,720	3,224	9,901	5,265
Total stock-based compensation expense	$56,855	$18,075	$85,632	$24,737

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	29	19	30	19
Gross profit	71	81	70	81
Operating expenses:
Research and development	7	10	7	11
Sales and marketing	24	55	28	54
General and administrative	12	14	14	15
Total operating expenses	43	79	49	80
Income from operations	28	2	21	1
Interest income and other, net	1	3	1	2
Net income before provision for income taxes	29	5	22	3
Provision for income taxes	1	1	1	0
Net income	28%	4%	21%	3%

Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Revenue	$663,520	$145,826	355%
Revenue for the three months ended July 31, 2020 increased by $517.7 million, or 355%, compared to the three months ended July 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services, as many organizations around the world started utilizing our platform to continue their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to new customers, which accounted for approximately 81% of the increase, and to subscription services provided to existing customers, which accounted for approximately 19% of the increase.
Cost of Revenue

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Cost of revenue	$192,271	$27,900	589%
Gross profit	471,249	117,926	300%
Gross margin	71%	81%
Cost of revenue for the three months ended July 31, 2020 increased by $164.4 million, or 589%, compared to the three months ended July 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services as many organizations and healthcare and educational institutions around the world started utilizing our platform to continue their operations remotely. This increase in usage resulted in an increase of $146.9 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our video-first communications platform by existing customers. The remaining increase was primarily due to an increase of $12.1 million in personnel-related expenses mainly driven by additional headcount, which includes a $5.8 million increase in stock-based compensation expense.
Gross margin decreased to 71% for the three months ended July 31, 2020 from 81% for the three months ended July 31, 2019. The decrease in gross margin was due to higher incremental cost from leveraging third-party cloud hosting providers to meet the significant increase in usage as well as the higher percentage of usage from free users.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Research and development	$42,734	$15,054	184%
Research and development expense for the three months ended July 31, 2020 increased by $27.7 million, or 184%, compared to the three months ended July 31, 2019. The increase was primarily due to higher personnel-related expenses of $18.0 million mainly driven by additional headcount, which includes a $7.5 million increase in stock-based compensation expense, and an increase in professional services of $9.1 million, mainly related to security.

Sales and Marketing

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Sales and marketing	$159,173	$79,652	100%
Sales and marketing expense for the three months ended July 31, 2020 increased by $79.5 million, or 100%, compared to the three months ended July 31, 2019. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $59.6 million, mainly driven by additional headcount in our sales force to support the increased demand, which includes a $22.0 million increase in stock-based compensation expense and a $13.4 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase in credit card processing fees of $19.2 million as a result of increased online payments, and an increase of $4.5 million in professional services primarily to support the increase in sales, partially offset by a decrease in marketing and sales event-related costs of $6.3 million mainly due to a decrease in digital and awareness programs.
General and Administrative

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
General and administrative	$81,238	$20,955	288%
General and administrative expense for the three months ended July 31, 2020 increased by $60.3 million, or 288%, compared to the three months ended July 31, 2019. The increase in general and administrative expense was primarily due to an increase of $23.2 million related to charitable donations relating to shares transferred to a donor advised fund, an increase of $12.4 million in personnel-related expenses that was mainly driven by additional headcount, which includes a $3.5 million increase in stock-based compensation expense, an increase of $10.9 million in professional services composed primarily of legal and other consulting fees, an increase of $7.9 million related to a contingent liability for sales and other indirect tax, and an increase of $3.3 million related to subscription to software-based services.
Interest Income and Other, Net

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Interest income and other, net	$2,081	$4,492	(54)%
Interest income and other, net for the three months ended July 31, 2020 decreased by $2.4 million, or 54%, compared to the three months ended July 31, 2019. The decrease was primarily due to a decrease of $2.5 million in net accretion on our investments in marketable securities.
Provision for Income Taxes

	Three Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Provision for income taxes	$4,196	$1,216	245%
Provision for income taxes for the three months ended July 31, 2020 increased by $3.0 million, or 245%, compared to the three months ended July 31, 2019. The change in provision for income taxes was primarily due to increases in income attributable to foreign operations. Our calculation of income tax expense is dependent in part on forecasts of full-year results. The impact of the COVID-19 outbreak could create a level of variability to these forecasts, which could materially impact tax expense.

Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Revenue	$991,687	$267,814	270%
Revenue for the six months ended July 31, 2020 increased by $723.9 million, or 270%, compared to the six months ended July 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services, as many organizations around the world started utilizing our platform to continue their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to new customers, which accounted for approximately 75% of the increase, and to subscription services provided to existing customers, which accounted for approximately 25% of the increase.
Cost of Revenue

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Cost of revenue	$295,978	$52,004	469%
Gross profit	695,709	215,810	222%
Gross margin	70%	81%
Cost of revenue for the six months ended July 31, 2020 increased by $244.0 million, or 469%, compared to the six months ended July 31, 2019. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 100,000 K-12 school domains worldwide. We also experienced a significant increase in usage from paid users as more companies started utilizing our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $217.7 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our video-first communications platform by existing customers. The remaining increases was primarily due to an increase of $19.1 million in personnel-related expenses mainly driven by additional headcount, which includes a $8.2 million increase in stock-based compensation expense, and an increase of $5.2 million in professional services driven by an increase in outsourced technical support due to growth in customer base.
Gross margin decreased to 70% for the six months ended July 31, 2020 from 81% for the six months ended July 31, 2019. The decrease in gross margin was due to higher incremental cost from leveraging third-party cloud hosting providers to meet the significant increase in usage as well as the higher percentage of usage from free users.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Research and development	$69,123	$28,837	140%
Research and development expense for the six months ended July 31, 2020 increased by $40.3 million, or 140%, compared to the six months ended July 31, 2019. The increase was primarily due to higher personnel-related expenses of $28.4 million mainly driven by additional headcount, which includes a $11.6 million increase in stock-based compensation expense, and an increase in professional services of $9.5 million, mainly related to security.

Sales and Marketing

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Sales and marketing	$280,729	$143,693	95%
Sales and marketing expense for the six months ended July 31, 2020 increased by $137.0 million, or 95%, compared to the six months ended July 31, 2019. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $97.7 million mainly driven by additional headcount in our sales force to support the increased demand, which includes a $36.5 million increase in stock-based compensation expense and a $17.2 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase in credit card processing fees of $30.9 million as a result of increased online payments, an increase of $8.1 million in professional services primarily to support the increase in sales, and an increase in allocated overhead of $4.1 million, partially offset by a decrease in marketing and sales event-related costs of $5.5 million mainly due to a decrease in digital and awareness programs.
General and Administrative

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
General and administrative	$134,368	$39,458	241%
General and administrative expense for the six months ended July 31, 2020 increased by $94.9 million, or 241%, compared to the six months ended July 31, 2019. The increase in general and administrative expense was primarily due to an increase of $25.6 million related to charitable donations related mainly to shares transferred to a donor advised fund, an increase of $18.8 million in personnel-related expenses mainly driven by additional headcount, which includes a $4.6 million increase in stock-based compensation expense, an increase of $16.7 million in professional services composed primarily of legal and other consulting fees, an increase of $12.2 million related to a contingent liability for sales and other indirect tax, a one-time payment to MPEGLA of $9.8 million, an increase of $5.1 million related to subscription to software-based services, and an increase of $4.4 million related to insurance expenses.
Interest Income and Other, Net

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Interest income and other, net	$7,871	$5,465	44%
Interest income and other, net for the six months ended July 31, 2020 increased by $2.4 million, or 44%, compared to the six months ended July 31, 2019. The increase was primarily due to a gain of $2.5 million related to the remeasurement of our equity investment.
Provision for Income Taxes

	Six Months Ended July 31,
	2020	2019	% Change

	(in thousands)
Provision for income taxes	$6,296	$1,532	311%
Provision for income taxes for the six months ended July 31, 2020 increased by $4.8 million, or 311%, compared to the six months ended July 31, 2019. The change in provision for income taxes was primarily due to increases in income attributable to foreign operations. Our calculation of income tax expense is dependent in part on forecasts of full-year results. The impact of the COVID-19 outbreak could create a level of variability to these forecasts, which could materially impact tax expense.
Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.5 billion, which were held for working capital purposes. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$660,311	$53,408
Net cash used in investing activities	$(235,561)	$(448,484)
Net cash provided by financing activities	$272,642	$545,138
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
Net cash provided by operating activities was $660.3 million for the six months ended July 31, 2020, compared to $53.4 million for the six months ended July 31, 2019. The increase in operating cash flow was due to the positive impact from changes in operating assets and liabilities of $274.2 million, an increase in net income of $205.3 million, and an increase in non-cash adjustments of $127.4 million.
Investing Activities
Net cash used in investing activities of $235.6 million for the six months ended July 31, 2020 was primarily due to net purchases of marketable securities of $160.6 million, purchases of property and equipment of $35.3 million, cash paid for acquisition, net of cash acquired, of $26.5 million, purchase of an equity investment of $8.0 million, and purchase of a convertible note of $5.0 million.
Net cash used in investing activities of $448.5 million for the six months ended July 31, 2019 was primarily due to net purchases of marketable securities of $427.5 million and purchases of property and equipment of $20.9 million.
Financing Activities
Net cash provided by financing activities of $272.6 million for the six months ended July 31, 2020 was primarily due to proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $234.5 million, proceeds from issuance of common stock under our ESPP of $20.8 million, and proceeds from the exercise of stock options of $17.4 million.
Net cash provided by financing activities of $545.1 million for the six months ended July 31, 2019 was primarily due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.9 million, and proceeds from the exercise of stock options, net of repurchases, of $2.2 million.

Commitments and Contractual Obligations
As of July 31, 2020, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $25.8 million over the corresponding amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020, mainly related to third-party cloud hosting. As of July 31, 2020, we also had additional operating leases for office space that have not yet commenced with undiscounted future lease payments of $8.9 million.
Additionally, we entered into a license agreement with MPEGLA in May 2020 to obtain the rights for future use of licensed intellectual property in exchange for periodic royalty payments. In connection with the license agreement, we made a royalty payment of $9.8 million to use the technology until December 31, 2020, which is amortized in cost of revenue on a straight-line basis in our condensed consolidated statements of operations. During the six months ended July 31, 2020, we recorded $2.9 million of such costs. In addition, we also made a one-time payment of $9.8 million for past use, which was recorded in general and administrative expenses in our condensed consolidated statements of operations for the six months ended July 31, 2020.
There have been no other material changes to our contractual obligations and commitments from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 20, 2020.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC under the Securities Act.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 20, 2020, except for the allowance for credit losses policy and the investment policy related to the adoption of ASU No. 2016-13, and the business combinations, goodwill, and acquired intangible assets policies, as described in Note 1 to the condensed consolidated financial statements.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $748.9 million and marketable securities of $733.0 million as of July 31, 2020. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2020 and 2019.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—Other Information
Item 1. LEGAL PROCEEDINGS
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the Northern District of California with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs’ consolidated amended complaint was filed on July 30, 2020, with our response due on September 14, 2020.
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the Northern District of California. The plaintiffs are purported stockholders of the company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. Both derivative cases are stayed pending resolution of a forthcoming motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
In addition, from time to time, we are involved in various other legal proceedings arising from the normal course of business activities. We are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
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

Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, including any new customers or hosts that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has tapered, or the perception that competitive products provide better, more secure, or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. Furthermore, as a result of the increased usage of our platform during the COVID-19 pandemic, our customer base has shifted from largely businesses and enterprises to a mix of businesses, enterprises, and consumers. This shift in mix could result in higher non-renewal rates than we have experienced in the past. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
We encourage customers to purchase additional products and encourage hosts to upgrade to our paid offerings by recommending additional features and through in-product prompts and notifications. Additionally, we seek to expand within organizations by adding new hosts, having workplaces purchase additional products, or expanding the use of Zoom into other teams and departments within an organization. At the same time, we strive to demonstrate the value of our platform and various product offerings to those hosts that subscribe to our free Zoom Meeting plan, thereby encouraging them to upgrade to a paid Zoom Meeting plan. However, a majority of these hosts, including those that recently subscribed to our free plan during the COVID-19 pandemic as a result of shelter-in-place and work-from-home mandates, may never upgrade to a paid Zoom Meeting plan. If we fail to upsell our customers or upgrade hosts of our free Zoom Meeting plan to paid subscriptions or expand the number of paid hosts within organizations, our business would be harmed.
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
We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business, as well as Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers in order to optimize performance on our platform. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers and hosts to terminate their subscriptions and adversely affect our ability to attract new customers and hosts. Our ability to attract and retain customers and hosts depends on our ability to provide customers and hosts with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties have filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. The FCC has not released a decision on those issues and there is no deadline for FCC action in that proceeding. In addition, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. As a result, we cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
If there are changes to the regulatory structures in the United States or elsewhere that reduce investment in infrastructure by internet service providers, including a return of the network neutrality regulations that were repealed, any impacts of reduced investment that reduce network capacity or speed could have a negative effect on our business, operating results, and financial condition.
As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges.
As we continue to grow, we have begun investing more resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.
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
Although we generated net income of $186.0 million and $213.1 million for the three and six months ended July 31, 2020, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
Our operations involve the storage and transmission of customer and user data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this information, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from malicious code (such as viruses and worms), employee theft, misuse of information or systems, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Moreover, security incidents can result in interruptions, delays, or outages in our operations and services, including due to ransomware or denial-of-service attacks. Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our video-first communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to Zoom’s MacOS version that could have allowed an unauthorized person to gain root access to a user’s system. We cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We expect similar issues to arise in the future as Zoom's products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products. We expect to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. This discontinuance in use or failure to upgrade or renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, our customers, or us may lead to public disclosures, which may lead to widespread negative publicity. In addition, while more than half of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development personnel in China, which has exposed and could continue to expose us to governmental and regulatory as well as market and media scrutiny regarding the actual or perceived integrity of our platform or data security and privacy features. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures; negatively affect our ability to attract new customers and hosts; cause existing customers to elect not to renew their subscriptions; or subject us to third-party lawsuits, regulatory investigations, proceedings, and fines, or other action or liability, which could harm our business and reputation. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand could lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with, our platform. For example, in connection with the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our enterprise customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.

There can be no assurance that any limitations of liability provisions in our subscription agreements, terms of use or other agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered or exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business.
The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability.
We receive, store, process, generate, use, and share personal information and other customer and user content necessary to provide our service and ensure it is delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, certifications, documentation, publications, regulations, standards, policies, and other obligations relating to privacy, data protection, and information security to the extent possible. Although we endeavor to comply with our policies, publications, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our policies, certifications, and documentation. Such failures can subject us to potential international, local, state and federal legal or regulatory action if our policies, certifications, and documentation are found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. The regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, which we expect will increase our compliance costs and exposure to liability, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand stemming from the COVID-19 pandemic could make it more difficult for us to comply with our contractual obligations, our policies, our publications, our certifications, our documentation, standards, regulations, and applicable laws related to privacy, data protection, and information security, and has and could result in greater public scrutiny of, press related to, or a negative perception of our privacy, data protection, and information security practices. Any compliance failure, as well as greater public scrutiny of our privacy, data protection, and information security practices, could result in increased governmental and regulatory scrutiny and litigation exposure, such as those we experienced during the COVID-19 pandemic, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, U.K. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses, both of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the U.K. and Switzerland may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, and raise questions on the viability of the Standard Contractual Clauses, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect EU regulators to aggressively enforce EU laws prohibiting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it possible that EU regulators could prevent Zoom from transferring any personal data out of the EU to certain countries like the U.S. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business.
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
The Children’s Online Privacy Protection Act (“COPPA”) is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to

Zoom’s information practices on behalf of students, prior to students using the services. In addition, the GDPR prohibits certain processing of the personal information of children under the age of 13-16 (depending on the country) without parental consent. The CCPA requires companies to obtain the consent of children in California under 16 (or parental consent for children under 13) before selling their personal information. COPPA is subject to interpretation by courts and other governmental authorities, including the FTC, and the FTC is authorized to promulgate, and has promulgated, revisions to regulations implementing provisions of COPPA. Although we strive to ensure that our platform and applications are compliant with applicable provisions of COPPA, HIPAA, GDPR, and CCPA, these provisions may be modified, interpreted, or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications, or other technology to address changes in COPPA, HIPAA, GDPR, and CCPA, or interpretations thereof. If we fail to accurately anticipate the application, interpretation, or legislative expansion of COPPA, HIPAA, GDPR, and CCPA, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
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
Additionally, we rely on the administrators of our customers in the healthcare and education industries to obtain the necessary consents from users of our products and services and to ensure their account settings are configured correctly for their compliance under applicable laws and regulations. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws, regulations, or our policies, such misrepresentations and violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or provide or develop new services and features.
Increased usage of our services and additional awareness of Zoom and our brand stemming from the COVID-19 pandemic has led to greater public scrutiny of, press related to, or a negative perception of our collection, use, storage, disclosure, and processing of personal information, and our privacy policies and practices. For example, users and customers, particularly those that are new to Zoom, may not have significant IT or security knowledge or have their own IT controls like those of a larger organization to configure our service in a manner that provides them with control over user settings. This has resulted in reports of users and customers experiencing meeting disruptions by malicious actors. Additional unfavorable publicity and scrutiny has led to increased governmental and regulatory scrutiny and litigation exposure, and could result in material reputational harm, a loss of customer and user confidence, additional expenses and other harm to our business.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 2,240 full-time employees as of July 31, 2019, to 3,427 full-time employees as of July 31, 2020, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
The software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when new products are first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new products may be detected in the future by us or our users. There can be no assurance that our existing platform and new products will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform have in the past resulted and could in the future result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and would harm our business.

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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 31% and 20% of our total revenue for the three months ended July 31, 2020 and 2019, respectively, and 29% and 20% of our revenue for the six months ended July 31, 2020 and 2019, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, while we have stopped selling our products directly in China during the six months ended July 31, 2020, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed and proposed new or higher tariffs on U.S. products. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipts tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $44.4 million and $34.0 million as of July 31, 2020, and January 31, 2020, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2020 and 2019, 19.0% and 8.7% of our revenue, respectively, and 12.0% and 15.7% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We may be subject to, or assist law enforcement with enforcement of, various laws, including those covering copyright, indecent content, child protection, consumer protection, telecommunications services, taxation, and similar matters. It may be difficult, expensive and disruptive for us to address law enforcement requests, subpoenas and other legal process, and laws in various jurisdictions may conflict and hamper our ability to satisfy or comply with such requests, subpoenas and other legal process. There have been instances where improper or illegal content has been shared on our platform without our knowledge. As a service provider and as a matter of policy, we do not monitor user meetings. However, to ensure user safety and prevent conduct that is illegal, violent or harmful to others, we enforce our terms of service through use of a mix of tools that suggest when such activity may be occurring on our platform. We also recently created an in-product security feature that allows the host or co-host of a meeting to easily select a meeting participant that may be engaging in illegal or harmful behavior and send a report about that behavior to our trust and safety team for evaluation. Our trust and safety team may take further action as appropriate, including suspension or termination of the participant's account or referral to law enforcement. While to date we have not been subject to material legal or administrative actions as a result of improper or illegal content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions along with the users who shared such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content shared on our platform. Such publicity would harm our business.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. In particular, the FCC is considering issues that the U.S. Court of Appeals concluded had not been properly addressed in its 2018 decision to eliminate its network neutrality rules. A reversal of the FCC’s 2018 decision could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
The FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230 of the federal Communications Act, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. This would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. There is no schedule for action by the FCC on the petition.
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
In addition, for state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset California taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed.
We recorded a valuation allowance against all of our DTAs for the U.S. and U.K. as of both July 31, 2020 and January 31, 2020. We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
We have made and may continue in the future to make acquisitions of other companies, products, and technologies. For example, we announced our acquisition of Keybase Inc in May 2020. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2020, the holders of our outstanding Class B common stock held 82.3% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 65.9% of such voting power in the aggregate. As of July 31, 2020, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 15.4% of our outstanding capital stock but controlled approximately 40.0% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our initial public offering.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws; or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our results of operations.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1*	Offer Letter by and between Zoom Video Communications, Inc. and Velchamy Sankarlingam dated May 19, 2020
10.2*	Director Offer Letter by and between Zoom Video Communications, Inc. and Lieut. General H.R. McMaster dated May 6, 2020
10.3*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended
10.4*	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, has been formatted in Inline XBRL
* Filed herewith.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM VIDEO COMMUNICATIONS, INC.

Date: September 3, 2020	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 3, 2020	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)