Form 10-Q
period 2020-10-31
Zoom Video Communications, Inc.
filed 2020-12-04
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 20, 2020, the number of shares of the registrant’s Class A common stock outstanding was 198,715,606 and the number of shares of the registrant’s Class B common stock outstanding was 87,291,446.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2020

		Page
	PART I – Financial Information	5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2020 and January 31, 2020	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2020 and 2019	6
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 31, 2020 and 2019	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2020 and 2019	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2020 and 2019	11
	Notes to Condensed Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

	PART II – Other Information	40

Item 1.	Legal Proceedings	40
Item 1A	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•Our business depends on our ability to attract new customers and hosts, retain and upsell additional products to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers and hosts, renewals, or upgrades would harm our business.
•Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our video-first communications platform largely due to the COVID-19 pandemic. We expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates.
•We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
•Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, including increased usage stemming from the COVID-19 pandemic, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
•We operate in competitive markets, and we must continue to compete effectively.
•We may not be able to sustain our revenue growth rate in the future, and we expect our revenue growth rate to generally decline in future periods.
•Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers and hosts to switch to our competitors, or to cancel their subscriptions to our platform.
•As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges.
•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
•The experience of our users depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third parties to integrate our platform with their solutions, our business may be harmed.
•We may not be able to respond to rapid technological changes, extend our platform or develop new features.
•Our security measures have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and hosts curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
•The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability.
•We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
•We may be subject to, or assist law enforcement with enforcement of, a variety of U.S. and international laws that could result in claims, increase the cost of operations, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.
•Zoom Phone is subject to U.S. federal and international regulation, and other products we may introduce in the future may also be subject to U.S. federal, state, or international laws, rules, and regulations. Any failure to comply with such laws, rules, and regulations could harm our business and expose us to liability.
•The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to this offering, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$730,506	$283,134
Marketable securities	1,141,425	572,060
Accounts receivable, net of allowances of $27,689 and $7,634 as of October 31, 2020 and January 31, 2020, respectively	280,896	120,435
Deferred contract acquisition costs, current	126,001	44,885
Prepaid expenses and other current assets	345,448	75,008
Total current assets	2,624,276	1,095,522
Deferred contract acquisition costs, noncurrent	160,142	46,245
Property and equipment, net	108,077	57,138
Operating lease right-of-use assets	63,008	68,608
Goodwill	24,340	—
Other assets, noncurrent	70,468	22,332
Total assets	$3,050,311	$1,289,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,666	$1,596
Accrued expenses and other current liabilities	565,520	122,692
Deferred revenue, current	835,762	209,542
Total current liabilities	1,413,948	333,830
Deferred revenue, noncurrent	18,935	20,994
Operating lease liabilities, noncurrent	60,522	64,792
Other liabilities, noncurrent	56,988	36,286
Total liabilities	1,550,393	455,902
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of October 31, 2020 and January 31, 2020; zero shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2020 and January 31, 2020; 198,179,809 and 123,391,114 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively; 300,000,000 Class B shares authorized as of October 31, 2020 and January 31, 2020; 87,765,770 and 155,336,747 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	284	277
Additional paid-in capital	1,086,459	832,705
Accumulated other comprehensive income	1,317	809
Retained earnings	411,858	152
Total stockholders’ equity	1,499,918	833,943
Total liabilities and stockholders’ equity	$3,050,311	$1,289,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$777,196	$166,593	$1,768,883	$434,407
Cost of revenue	258,727	30,845	554,705	82,849
Gross profit	518,469	135,748	1,214,178	351,558
Operating expenses:
Research and development	42,582	17,573	111,705	46,410
Sales and marketing	190,157	96,048	470,886	239,741
General and administrative	93,488	23,806	227,856	63,264
Total operating expenses	326,227	137,427	810,447	349,415
Income (loss) from operations	192,242	(1,679)	403,731	2,143
Interest income and other, net	1,779	4,209	9,650	9,674
Net income before (benefit from) provision for income taxes	194,021	2,530	413,381	11,817
(Benefit from) provision for income taxes	(4,621)	319	1,675	1,851
Net income	198,642	2,211	411,706	9,966
Undistributed earnings attributable to participating securities	(202)	(4)	(531)	(2,493)
Net income attributable to common stockholders	$198,440	$2,207	$411,175	$7,473
Net income per share attributable to common stockholders:
Basic	$0.70	$0.01	$1.46	$0.03
Diluted	$0.66	$0.01	$1.38	$0.03
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	284,783,006	273,316,850	282,564,481	219,295,445
Diluted	299,258,765	292,771,122	297,605,941	241,512,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net income	$198,642	$2,211	$411,706	$9,966
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(1,455)	719	508	786
Comprehensive income	$197,187	$2,930	$412,214	$10,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2020	—	$—	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812
Issuance of common stock upon exercise of stock options	—	—	1,333,924	1	6,609	—	—	6,610
Issuance of common stock upon release of restricted stock units	—	—	268,936	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	97,309	—	—	97,309
Other comprehensive loss	—	—	—	—	—	(1,455)	—	(1,455)
Net income	—	—	—	—	—	—	198,642	198,642
Balance as of October 31, 2020	—	$—	285,945,579	$284	$1,086,459	$1,317	$411,858	$1,499,918

	Three Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2019	—	$—	273,486,167	$272	$760,990	$(68)	$(17,398)	$743,796
Issuance of common stock upon exercise of stock options	—	—	2,740,291	3	3,842	—	—	3,845
Stock-based compensation expense	—	—	—	—	21,946	—	—	21,946
Other comprehensive income	—	—	—	—	—	719	—	719
Net income	—	—	—	—	—	—	2,211	2,211
Balance as of October 31, 2019	—	$—	276,226,458	$275	$786,778	$651	$(15,187)	$772,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	—	$—	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon exercise of stock options	—	—	6,164,676	6	24,285	—	—	24,291
Issuance of common stock upon release of restricted stock units	—	—	443,836	—	—	—	—	—
Charitable donation of common stock	—	—	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	—	—	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	—	—	185,398	—	—	185,398
Other comprehensive income	—	—	—	—	—	508	—	508
Net income	—	—	—	—	—	—	411,706	411,706
Balance as of October 31, 2020	—	$—	285,945,579	$284	$1,086,459	$1,317	$411,858	$1,499,918

	Nine Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	16,487,350	17	6,002	—	—	6,019
Issuance of common stock reserved for charitable donation	—	—	500,000	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	46,790	—	—	46,790
Other comprehensive income	—	—	—	—	—	786	—	786
Net income	—	—	—	—	—	—	9,966	9,966
Balance as of October 31, 2019	—	$—	276,226,458	$275	$786,778	$651	$(15,187)	$772,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income	$411,706	$9,966
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	179,557	46,532
Amortization of deferred contract acquisition costs	71,281	25,939
Charitable donation of common stock	23,312	—
Provision for accounts receivable allowances	20,218	3,976
Depreciation and amortization	19,401	11,589
Non-cash operating lease cost	7,182	4,840
Remeasurement gain on equity investment	(2,538)	—
Other	3,717	(1,577)
Changes in operating assets and liabilities:
Accounts receivable	(190,117)	(36,886)
Prepaid expenses and other assets	(48,258)	(22,439)
Deferred contract acquisition costs	(266,294)	(50,824)
Accounts payable	8,773	(1,118)
Accrued expenses and other liabilities	203,919	53,485
Deferred revenue	633,600	76,579
Operating lease liabilities, net	(3,678)	(4,724)
Net cash provided by operating activities	1,071,781	115,338
Cash flows from investing activities:
Purchases of marketable securities	(1,016,109)	(629,107)
Maturities of marketable securities	406,607	164,140
Sales of marketable securities	36,897	—
Purchases of property and equipment	(58,517)	(28,132)
Sales of property and equipment	297	—
Cash paid for acquisition, net of cash acquired	(26,486)	—
Purchase of equity investment	(8,000)	(3,000)
Purchase of convertible promissory note	(5,000)	—
Purchase of intangible assets	(4,385)	—
Collections of employee loans	1,319	—
Net cash used in investing activities	(673,377)	(496,099)
Cash flows from financing activities:
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	251,641	48,547
Proceeds from exercise of stock options, net of repurchases	23,841	5,584
Proceeds from issuance of common stock for employee stock purchase plan	20,760	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	542,492
Net cash provided by financing activities	296,242	596,623
Net increase in cash, cash equivalents, and restricted cash	694,646	215,862
Cash, cash equivalents, and restricted cash – beginning of period	334,082	65,968
Cash, cash equivalents, and restricted cash – end of period	$1,028,728	$281,830

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$730,506	$230,874
Restricted cash, current included in prepaid expenses and other current assets	296,007	48,647
Restricted cash, noncurrent included in other assets, noncurrent	2,215	2,309
Total cash, cash equivalents, and restricted cash	$1,028,728	$281,830
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
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and our sales cycles. During the three and nine months ended October 31, 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 20, 2020. There have been no significant changes to these policies during the nine months ended October 31, 2020, except as noted below.

Restricted Cash
Restricted cash consists of certificates of deposit collateralizing our operating leases, corporate credit cards, and cash from proceeds from international employees’ sales of our common stock, and is included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets.
As of October 31, 2020 and January 31, 2020, we had $295.9 million and $48.5 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
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
Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

As of October 31, 2020

(in thousands)
Accounts receivable, gross	$308,585
Less: Allowance for credit losses	(16,500)
Less: Allowance for returns	(11,189)
Accounts receivable, net	$280,896
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and adjust based upon our expectations of changes in macroeconomic conditions that may impact the collectibility of outstanding receivables, including noncurrent accounts receivable. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period.
For the nine months ended October 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2020.

(in thousands)
Balance as of January 31, 2020	$5,150
Provision for credit losses	17,070
Write-offs	(5,720)
Balance as of October 31, 2020	$16,500
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
Cloud Computing Arrangement Implementation Costs
We capitalize certain implementation costs incurred in a cloud computing arrangement during the application development stage. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes activities such as formulation and evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the hosted software is ready for its intended use. Capitalized implementation costs are recorded as deferred costs, and are included in prepaid expenses and other current assets and other assets, noncurrent in the condensed consolidated balance sheets. Maintenance, minor upgrades, and training costs are expensed as incurred. Capitalized implementation costs are amortized over the term of the hosting arrangement on a straight-line basis, and are recorded under operating expenses in the same line item in the condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. Capitalized implementation costs were not material during the three and nine months ended October 31, 2020.
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
We have elected to measure this investment, which does not have a readily determinable fair value, at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (i.e., using the measurement alternative). At each reporting period, we perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If this qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying amount, the investment would be written down to its fair value. We did not record any impairment to the equity investment during the three and nine months ended October 31, 2020.
In connection with the additional investment and the indicated change in the observable price of the underlying shares of the investee, we recognized a remeasurement gain of $2.5 million on the initial investment in the nine months ended October 31, 2020. As of October 31, 2020, the carrying amount of this investment was $13.5 million.
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
The Convertible Note is included in other assets, noncurrent in the condensed consolidated balance sheets. Interest accrues on the unpaid principal balance on a quarterly basis, and is recognized in interest income and other, net in the condensed consolidated statements of operations. Interest income related to the Convertible Note was immaterial for the three and nine months ended October 31, 2020. We have elected to measure the Convertible Note at fair value (i.e., using the fair value option) at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the condensed consolidated statements of operations. As of October 31, 2020, the fair value of the Convertible Note investment was measured at $5.1 million.
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
Goodwill and Acquired Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. There were no impairment charges to goodwill during the three and nine months ended October 31, 2020.
Acquired intangible assets consist of identifiable intangible assets resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the condensed consolidated statements of operations. Each period we evaluate the estimated remaining useful lives of our acquired finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. There were no impairment charges to acquired intangible assets during the three and nine months ended October 31, 2020.
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

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$538,504	69%	$133,864	81%	$1,238,298	70%	$349,122	81%
Asia Pacific (“APAC”)	103,458	13	13,661	8	215,099	12	36,189	8
Europe, Middle East, and Africa (“EMEA”)	135,234	18	19,068	11	315,486	18	49,096	11
Total	$777,196	100%	$166,593	100%	$1,768,883	100%	$434,407	100%
Contract Balances
We receive payments from customers based on billing schedules as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the condensed consolidated balance sheets was $21.9 million and $12.5 million as of October 31, 2020 and January 31, 2020, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $312.0 million and $75.5 million, respectively, and $203.3 million and $109.2 million during the nine months ended October 31, 2020 and 2019, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2020, the aggregate amount of the transaction price allocated to our remaining performance obligations was $1,631.2 million, which consisted of both billed consideration in the amount of $854.7 million and unbilled consideration that we expect to recognize as revenue in the amount of $776.5 million. We expect to recognize 72% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Marketable Securities
As of October 31, 2020 and January 31, 2020, our marketable securities consisted of the following:

	As of October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$6,244	$—	$—	$6,244
Agency bonds	409,695	75	(297)	409,473
Corporate and other debt securities	465,399	1,727	(180)	466,946
U.S. government agency securities	144,361	19	(26)	144,354
Treasury bills	114,409	3	(4)	114,408
Marketable securities	$1,140,108	$1,824	$(507)	$1,141,425

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$37,894	$—	$—	$37,894
Agency bonds	141,157	49	(43)	141,163
Corporate and other debt securities	320,407	775	(16)	321,166
U.S. government agency securities	71,794	45	(2)	71,837
Marketable securities	$571,252	$869	$(61)	$572,060
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2020 and 2019.
The following table presents the contractual maturities of our marketable securities as of October 31, 2020 and January 31, 2020:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Less than one year	$602,222	$315,900
Due in one to five years	539,203	256,160
Total	$1,141,425	$572,060

4.    Fair Value Measurements
The following table presents information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of October 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$224,349	$224,349	$—	$—
Treasury bills	17,419	—	17,419	—
Corporate debt securities	1,012	—	1,012	—
Cash equivalents	242,780	224,349	18,431	—
Commercial paper	6,244	—	6,244	—
Agency bonds	409,473	—	409,473	—
Corporate and other debt securities	466,946	—	466,946	—
U.S. government agency securities	144,354	—	144,354	—
Treasury bills	114,408	—	114,408	—
Marketable securities	1,141,425	—	1,141,425	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,215	—	2,215	—
Convertible Note included in other assets, noncurrent	5,092	—	—	5,092
Total financial assets	$1,391,612	$224,349	$1,162,171	$5,092

	As of January 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$96,486	$96,486	$—	$—
Commercial paper	4,994	—	4,994	—
Agency bonds	9,999	—	9,999	—
Cash equivalents	111,479	96,486	14,993	—
Commercial paper	37,894	—	37,894	—
Agency bonds	141,163	—	141,163	—
Corporate and other debt securities	321,166	—	321,166	—
U.S. government agency securities	71,837	—	71,837	—
Marketable securities	572,060	—	572,060	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,301	—	2,301	—
Total financial assets	$685,940	$96,486	$589,454	$—
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

As of October 31, 2020 and January 31, 2020, the carrying amount of the equity investment was $13.5 million and $3.0 million, respectively. We classify the equity investment as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized during the period, as it is based on an observable transaction price at the transaction date and other unobservable inputs, such as volatility.
5.    Business Combinations
On May 7, 2020, we acquired 100% of the issued and outstanding share capital of Keybase, a secure messaging and file-sharing company, for purchase consideration of $42.9 million in cash. The acquisition helps us strengthen the security of our video communications platform by providing end-to-end encryption expertise. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 4.5 years as of October 31, 2020, and is amortized using the straight-line method over its estimated useful life.
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
6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Restricted cash from international employee stock sales	$295,907	$48,547
Prepaid expenses	46,092	22,320
Other	3,449	4,141
Prepaid expenses and other current assets	$345,448	$75,008
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Computer and office equipment	$94,822	$51,375
Software	30,586	10,855
Leasehold improvements	22,325	18,215
Furniture and fixtures	3,994	3,949
Property and equipment, gross	151,727	84,394
Less: Accumulated depreciation	(43,650)	(27,256)
Property and equipment, net	$108,077	$57,138
Depreciation expense was $7.4 million and $4.4 million for the three months ended October 31, 2020 and 2019, respectively, and $19.1 million and $11.6 million for the nine months ended October 31, 2020 and 2019, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Accounts receivable, noncurrent	$25,086	$9,011
Equity investment	13,538	3,000
Prepaid expenses, noncurrent	10,635	2,945
Indefinite-lived intangible assets	6,544	2,159
Convertible Note	5,092	—
Intangible assets subject to amortization, net	2,980	—
Other	6,593	5,217
Other assets, noncurrent	$70,468	$22,332
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Proceeds from employee equity transactions to be remitted to employees and tax authorities	$301,727	$49,287
Accrued compensation and benefits	110,981	36,732
Accrued expenses	102,241	17,475
Sales and other tax liabilities	19,001	3,774
Customer deposit liabilities	11,579	3,414
Operating lease liabilities, current	9,850	7,675
Other	10,141	4,335
Accrued expenses and other current liabilities	$565,520	$122,692
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2020	January 31, 2020

	(in thousands)
Sales and other tax liabilities	$53,759	$33,957
Other	3,229	2,329
Other liabilities, noncurrent	$56,988	$36,286

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
As of October 31, 2020, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $468.4 million over the corresponding amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020, mainly related to third-party cloud hosting.

Operating Leases Not Yet Commenced
As of October 31, 2020, we had additional operating leases that had not yet commenced with aggregate undiscounted future lease payments of $37.9 million. These operating leases will commence in the fourth quarter of fiscal year 2021.
License Agreement
In May 2020, we entered into a license agreement with MPEG LA, LLC (“MPEGLA”) to obtain the rights for future use of licensed intellectual property in exchange for periodic royalty payments. In connection with the license agreement, we made a royalty payment of $9.8 million to use the technology until December 31, 2020, which is amortized in cost of revenue on a straight-line basis in our condensed consolidated statements of operations. During the nine months ended October 31, 2020, we recorded $7.0 million of such costs. In addition, we made a one-time payment of $9.8 million for past use, which was recorded in general and administrative expenses in our condensed consolidated statements of operations for the nine months ended October 31, 2020.
Legal Proceedings
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the Northern District of California with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020, with our response due on December 2, 2020.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the Northern District of California. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. The consolidated case is stayed pending resolution of a forthcoming motion to dismiss the securities class action.
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
In September 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us requiring us to produce certain documents and materials and to answer certain interrogatories relating to our privacy and security representations and practices. Since then, we have fully cooperated with the investigation. In October 2020, we reached a proposed settlement agreement with the FTC staff, which would resolve the FTC’s allegations that certain of our statements and practices about our security constituted deceptive and unfair acts or practices in violation of the FTC Act. On November 10, 2020, the FTC Commissioners voted to approve the settlement and, on November 13, 2020, the FTC published the settlement in the Federal Register for a 30-day public comment period, which will end on December 13, 2020. The proposed settlement remains subject to a final vote by the FTC. Under the terms of the proposed settlement, we neither admit nor deny the FTC’s allegations, and the FTC does not impose any fine or penalty upon us. We would be required to implement certain injunctive provisions, including, among other things, refraining from making any misrepresentations regarding the privacy and security of our services or how we collect, maintain, use, delete, disclose, allow access to, and protect user information. It also requires us to implement a detailed information security program and obtain third-party security assessments periodically.
We do not expect the proposed settlement, once final, to have a material impact on our financial results. We will cooperate with the FTC’s requirements and work to ensure compliance. Any failure to comply with the settlement once final may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.
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

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2020	16,833,009	$5.73	7.6	$1,191,881
Granted	—	$—
Exercised	(6,164,676)	$3.87
Canceled/forfeited/expired	(190,164)	$6.14
Balance as of October 31, 2020	10,478,169	$6.81	7.1	$4,757,980
Vested and exercisable as of October 31, 2020	4,811,474	$3.49	6.5	$2,200,842
As of October 31, 2020, unrecognized stock-based compensation expense related to outstanding unvested stock options was $53.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2020	1,964,668	$79.11
Granted	3,091,931	$228.82
Vested	(435,302)	$86.39
Canceled/forfeited	(155,751)	$165.09
Unvested as of October 31, 2020	4,465,546	$179.06
As of October 31, 2020, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $711.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. As of October 31, 2020, 1,096,192 shares of our Class A common stock have been purchased under the ESPP.
As of October 31, 2020, unrecognized stock-based compensation expense related to the ESPP was $40.8 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Early Exercise of Common Stock Options
Our board of directors authorized certain stock option holders to exercise unvested options to purchase shares of common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service, at the original issuance price, until the options are fully vested. As of October 31, 2020 and January 31, 2020, 269,564 and 466,819 shares, respectively, of Class B common stock were subject to repurchase at a weighted-average price of $2.79 and $2.58 per share, respectively. The cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $0.8 million and $1.2 million as of October 31, 2020 and January 31, 2020, respectively.
Shares Reserved for Charitable Donations
During fiscal year 2020, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to nonprofit organizations. As of October 31, 2020, 94,844 shares of Class A common stock have been transferred to a donor advised fund through an unaffiliated nonprofit organization. We recorded a non-cash charge of $23.3 million for the fair value of the donated shares, which was recorded in general and administrative expense in the condensed consolidated statements of operations for the nine months ended October 31, 2020.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$11,287	$2,369	$22,263	$5,101
Research and development	16,035	3,642	31,269	7,316
Sales and marketing	46,716	12,488	96,237	25,554
General and administrative	19,887	3,296	29,788	8,561
Total stock-based compensation expense	$93,925	$21,795	$179,557	$46,532

9.    Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions and certain book-tax differences.
The following table provides details of the (benefit from) provision for income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands, except percentages)
Net income before (benefit from) provision for income taxes	$194,021	$2,530	$413,381	$11,817
(Benefit from) provision for income taxes	(4,621)	319	1,675	1,851
Effective tax rate	(2.4)%	12.6%	0.4%	15.7%

We had a benefit from income taxes of $4.6 million for the three months ended October 31, 2020, and a provision for income taxes of $0.3 million for the three months ended October 31, 2019. We had a tax provision for income taxes of $1.7 million and $1.9 million for the nine months ended October 31, 2020 and 2019, respectively. The benefit from and provision for income taxes for the three and nine months ended October 31, 2020 consisted primarily of foreign income taxes, state income taxes, and a one-time benefit from the release of a valuation allowance as a result of an acquisition. For the three and nine months ended October 31, 2020 and 2019, the benefit from and provision for income taxes differed from the U.S. federal statutory rate primarily due to stock-based compensation and the full valuation allowance on the U.S. and the U.K. deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and nine months ended October 31, 2020, we believe it is more likely than not that the tax benefits of the U.S. and the U.K. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. and the U.K. losses incurred. We intend to maintain the full valuation allowance on the U.S. and the U.K. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
We recorded a valuation allowance against our deferred tax assets (“DTAs”) for the U.S. and U.K. as of both October 31, 2020 and January 31, 2020. We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve.
During the three and nine months ended October 31, 2020, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law and amended portions of relevant tax laws. The CARES Act did not have a significant impact on the provision for income taxes for the three and nine months ended October 31, 2020. We will continue to monitor future guidance issued regarding the CARES Act and other similar stimulus measures to determine any future impacts.

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$136,849	$61,793	$580	$1,631	$256,176	$155,530	$1,337	$8,629
Less: Undistributed earnings attributable to participating securities	—	(202)	—	(4)	—	(531)	—	(2,493)
Net income attributable to common stockholders, basic	$136,849	$61,591	$580	$1,627	$256,176	$154,999	$1,337	$6,136
Reallocation of net income attributable to common stockholders	(4,094)	4,094	(36)	36	(9,083)	9,083	(121)	121
Net income attributable to common stockholders, diluted	$132,755	$65,685	$544	$1,663	$247,093	$164,082	$1,216	$6,257
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	196,393,625	88,389,381	71,833,141	201,483,709	176,047,037	106,517,444	39,227,409	180,068,036
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	200,202,338	99,056,427	72,117,530	220,653,592	178,844,073	118,761,868	39,294,822	202,217,747
Net income per share attributable to common stockholders, basic	$0.70	$0.70	$0.01	$0.01	$1.46	$1.46	$0.03	$0.03
Net income per share attributable to common stockholders, diluted	$0.66	$0.66	$0.01	$0.01	$1.38	$1.38	$0.03	$0.03
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	—	—	219,660	—	—	—	113,335	—
Unvested RSUs	39,872	—	369,894	—	200,420	—	361,923	—
Purchase rights committed under the ESPP	—	—	63,384	—	—	—	29,225	—
Total	39,872	—	652,938	—	200,420	—	504,483	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2020 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
Overview
Our mission is to make video communications frictionless and secure.
We provide a video-first unified communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, voice, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video that is easy to use, manage, and deploy, provides an attractive return on investment, is scalable, and easily integrates with applications and physical spaces. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works” while prioritizing their privacy and security. Our goal is to make Zoom Meetings better than in-person meetings. Our 21 co-located data centers located worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our unified communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our video-first communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
Our revenue was $777.2 million and $166.6 million for the three months ended October 31, 2020 and 2019, respectively, representing a period-over-period growth rate of 367%. We had net income of $198.6 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively. Our revenue was $1,768.9 million and $434.4 million for the nine months ended October 31, 2020 and 2019, respectively, representing a period-over-period growth rate of 307%. We had net income of $411.7 million and $10.0 million for the nine months ended October 31, 2020 and 2019, respectively. Net cash provided by operating activities was $1,071.8 million and $115.3 million for the nine months ended October 31, 2020 and 2019, respectively.
Recent Developments
COVID-19
In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world. Governments have instituted lockdown or other similar measures to slow infection rates. Many organizations have resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. Schools, colleges, and universities globally have also closed as a result of this pandemic. Many of these institutions are utilizing our platform to provide remote instruction to their students. To help teachers and students navigate this unprecedented situation, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide.
While we have experienced a significant increase in paid hosts and revenue due to the pandemic, the aforementioned factors have also driven increased usage of our services and have required us to expand our network and data storage and processing capacity, both in our own co-located data centers as well as through third-party cloud hosting, which has resulted, and is continuing to result, in an increase in our operating costs. Furthermore, a significant portion of the increase in usage of our platform is attributable to free Basic accounts and our removal of the time limit for school domains, which do not generate any revenue, but still require us to incur these additional operating costs to expand our capacity. Therefore, the recent increase in usage of our platform has adversely impacted, and may continue to adversely impact, our gross margin.
In addition, there is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccinations become widely available, may result in a decline in paid hosts and users once individuals are no longer working or attending school from home.
Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers that use our platform. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
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
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of October 31, 2020 and 2019.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability in 26 new countries and territories, bringing the total to 44. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
End-to-end encryption (“E2EE”) is now available to Zoom users globally, free and paid, for meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s new E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
We recently announced two additions to the Zoom platform: OnZoom and Zoom Apps. OnZoom is an online event platform for Zoom users to create and host free, paid, and fundraising events. OnZoom is currently offered as a public beta for

U.S. users to attend events. Zoom Apps are designed to give developers a fast and flexible web view canvas to create apps, viral distribution, and IT deployment and manageability.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 31% and 19% of our total revenue for the three months ended October 31, 2020 and 2019, respectively, and 30% and 19% of our total revenue for the nine months ended October 31, 2020 and 2019, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of October 31, 2020 and 2019, we had approximately 433,700 and 74,100 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Since the start of the COVID-19 pandemic early this fiscal year, our customer segment with 10 or fewer employees expanded as individual users adopted Zoom for many personal, professional, and social events. As a result, we have experienced a shift in the makeup of customer cohorts, and a higher percentage of our revenue during the three and nine months ended October 31, 2020, compared to comparable periods in the prior fiscal year, was attributable to customers with 10 or fewer employees.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 18% and 31% of total revenue for the three months ended October 31, 2020 and 2019, respectively, and 20% and 32% of total revenue for the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and 2019, we had 1,289 and 546 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$1,071,781	$115,338
Less: Purchases of property and equipment	(58,517)	(28,132)
Free cash flow (non-GAAP)	$1,013,264	$87,206
Net cash used in investing activities	$(673,377)	$(496,099)
Net cash provided by financing activities	$296,242	$596,623

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, public relations, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include amortization of deferred contract acquisition costs and credit card processing fees related to sales. We plan to increase our investment in sales and marketing over the foreseeable future, primarily by increasing the headcount of our direct sales force and marketing investments in demand generation. As a result, we expect our sales and marketing expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Revenue	$777,196	$166,593	$1,768,883	$434,407
Cost of revenue (1)	258,727	30,845	554,705	82,849
Gross profit	518,469	135,748	1,214,178	351,558
Operating expenses:
Research and development (1)	42,582	17,573	111,705	46,410
Sales and marketing (1)	190,157	96,048	470,886	239,741
General and administrative (1)	93,488	23,806	227,856	63,264
Total operating expenses	326,227	137,427	810,447	349,415
Income (loss) from operations	192,242	(1,679)	403,731	2,143
Interest income and other, net	1,779	4,209	9,650	9,674
Net income before (benefit from) provision for income taxes	194,021	2,530	413,381	11,817
(Benefit from) provision for income taxes	(4,621)	319	1,675	1,851
Net income	$198,642	$2,211	$411,706	$9,966

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$11,287	$2,369	$22,263	$5,101
Research and development	16,035	3,642	31,269	7,316
Sales and marketing	46,716	12,488	96,237	25,554
General and administrative	19,887	3,296	29,788	8,561
Total stock-based compensation expense	$93,925	$21,795	$179,557	$46,532

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	33	19	31	19
Gross profit	67	81	69	81
Operating expenses:
Research and development	6	10	6	11
Sales and marketing	24	58	27	55
General and administrative	12	14	13	15
Total operating expenses	42	82	46	81
Income (loss) from operations	25	(1)	23	0
Interest income and other, net	0	2	0	3
Net income before (benefit from) provision for income taxes	25	1	23	3
(Benefit from) provision for income taxes	(1)	0	0	1
Net income	26%	1%	23%	2%
Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Revenue	$777,196	$166,593	367%
Revenue for the three months ended October 31, 2020 increased by $610.6 million, or 367%, compared to the three months ended October 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services, as many organizations around the world started utilizing our platform to continue their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to new customers, which accounted for approximately 81% of the increase, and to subscription services provided to existing customers, which accounted for approximately 19% of the increase.
Cost of Revenue

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Cost of revenue	$258,727	$30,845	739%
Gross profit	518,469	135,748	282%
Gross margin	67%	81%
Cost of revenue for the three months ended October 31, 2020 increased by $227.9 million, or 739%, compared to the three months ended October 31, 2019. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also experienced a significant increase in usage from paid users as more companies started utilizing our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $200.7 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our unified communications platform by existing customers. The remaining increase was primarily due to an increase of $18.3 million in personnel-related expenses, which includes a $8.9 million increase in stock-based compensation expense, mainly driven by additional headcount, and an increase of $6.1 million in professional services mainly for customer support.

Gross margin decreased to 67% for the three months ended October 31, 2020 from 81% for the three months ended October 31, 2019. The decrease in gross margin was due to higher incremental cost from leveraging third-party cloud hosting providers to meet the significant increase in usage as well as the higher percentage of usage from free users.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Research and development	$42,582	$17,573	142%
Research and development expense for the three months ended October 31, 2020 increased by $25.0 million, or 142%, compared to the three months ended October 31, 2019. The increase was primarily due to higher personnel-related expenses of $22.3 million, due to a $12.4 million increase in stock-based compensation expense, as well as an increase in headcount.
Sales and Marketing

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Sales and marketing	$190,157	$96,048	98%
Sales and marketing expense for the three months ended October 31, 2020 increased by $94.1 million, or 98%, compared to the three months ended October 31, 2019. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $81.8 million, mainly driven by additional headcount in our sales force to support the increased demand, which includes a $34.2 million increase in stock-based compensation expense and a $20.6 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase in credit card processing fees of $18.4 million as a result of increased online payments, and an increase of $2.6 million in professional services primarily to support the increase in sales, partially offset by a decrease in marketing and sales event-related costs of $9.1 million mainly due to a decrease in trade shows and awareness programs due to travel and other restrictions as well as increased global brand awareness resulting from the COVID-19 pandemic.
General and Administrative

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
General and administrative	$93,488	$23,806	293%
General and administrative expense for the three months ended October 31, 2020 increased by $69.7 million, or 293%, compared to the three months ended October 31, 2019. The increase in general and administrative expense was primarily due to an increase of $28.0 million in personnel-related expenses, which includes a $16.6 million increase in stock-based compensation expense, mainly driven by additional headcount, an increase of $23.7 million in professional services consisting primarily of legal and other professional service fees, an increase of $10.6 million related to a contingent liability for sales and other indirect tax, and an increase of $7.6 million related to subscription to software-based services.
Interest Income and Other, Net

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Interest income and other, net	$1,779	$4,209	(58)%
Interest income and other, net for the three months ended October 31, 2020 decreased by $2.4 million, or 58%, compared to the three months ended October 31, 2019. The decrease was primarily due to a decrease of $2.5 million in net accretion on our investments in marketable securities due to lower market rates.

(Benefit from) Provision for Income Taxes

	Three Months Ended October 31,
	2020	2019	% Change

	(in thousands)
(Benefit from) provision for income taxes	$(4,621)	$319	(1,549)%
We had a benefit from income taxes of $4.6 million for the three months ended October 31, 2020, compared to a provision for income taxes of $0.3 million for the three months ended October 31, 2019. The change was primarily due to a decrease in the effective tax rate attributable to foreign operations and increased stock-based compensation deductions. Our calculation of income tax expense is dependent in part on forecasts of full-year results. The impact of the COVID-19 pandemic could create a level of variability to these forecasts, which could materially impact tax expense.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Revenue	$1,768,883	$434,407	307%
Revenue for the nine months ended October 31, 2020 increased by $1,334.5 million, or 307%, compared to the nine months ended October 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services, as many organizations around the world started utilizing our platform to continue their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to new customers, which accounted for approximately 75% of the increase, and to subscription services provided to existing customers, which accounted for approximately 25% of the increase.
Cost of Revenue

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Cost of revenue	$554,705	$82,849	570%
Gross profit	1,214,178	351,558	245%
Gross margin	69%	81%
Cost of revenue for the nine months ended October 31, 2020 increased by $471.9 million, or 570%, compared to the nine months ended October 31, 2019. Due to the COVID-19 pandemic, there was an increase in usage of our services as many organizations around the world started utilizing our platform to continue their operations remotely. This increase in usage resulted in an increase of $418.4 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our unified communications platform by existing customers. The remaining increase was primarily due to an increase of $37.4 million in personnel-related expenses, which includes a $17.2 million increase in stock-based compensation expense, mainly driven by additional headcount, and an increase of $11.4 million in professional services driven by an increase in outsourced technical support due to growth in customer base.
Gross margin decreased to 69% for the nine months ended October 31, 2020 from 81% for the nine months ended October 31, 2019. The decrease in gross margin was due to higher incremental cost from leveraging third-party cloud hosting providers to meet the significant increase in usage as well as the higher percentage of usage from free users.

Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Research and development	$111,705	$46,410	141%
Research and development expense for the nine months ended October 31, 2020 increased by $65.3 million, or 141%, compared to the nine months ended October 31, 2019. The increase was primarily due to higher personnel-related expenses of $50.7 million, due to increase headcount as well as a $24.0 million increase in stock-based compensation expense, an increase in professional services of $10.9 million, mainly related to security, and an increase of $2.5 million related to subscription to software-based services.
Sales and Marketing

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Sales and marketing	$470,886	$239,741	96%
Sales and marketing expense for the nine months ended October 31, 2020 increased by $231.1 million, or 96%, compared to the nine months ended October 31, 2019. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $179.5 million mainly driven by additional headcount in our sales force to support the increased demand, which includes a $70.7 million increase in stock-based compensation expense and a $45.3 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase in credit card processing fees of $49.3 million as a result of increased online payments, an increase of $10.7 million in professional services primarily to support the increase in sales, and an increase in allocated overhead of $4.4 million, partially offset by a decrease in marketing and sales event-related costs of $14.6 million mainly due to a decrease in digital and awareness programs and trade shows.
General and Administrative

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
General and administrative	$227,856	$63,264	260%
General and administrative expense for the nine months ended October 31, 2020 increased by $164.6 million, or 260%, compared to the nine months ended October 31, 2019. The increase in general and administrative expense was primarily due to an increase of $46.8 million in personnel-related expenses, due to higher headcount as well as a $21.2 million increase in stock-based compensation expense, an increase of $40.3 million in professional services composed primarily of legal and other consulting fees, an increase of $25.6 million related to charitable donations related mainly to shares transferred to a donor advised fund, an increase of $22.9 million related to a contingent liability for sales and other indirect tax, an increase of $12.6 million related to subscription to software-based services, a one-time payment to MPEGLA of $9.8 million, and an increase of $6.9 million related to insurance expenses.
Interest Income and Other, Net

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Interest income and other, net	$9,650	$9,674	0%
Interest income and other, net for the nine months ended October 31, 2020 remained flat compared to the nine months ended October 31, 2019, primarily due to a gain of $2.5 million related to the remeasurement of our equity investment and an increase of $2.4 million in interest income earned from our investments in marketable securities, offset by a decrease of $4.9 million in net accretion on our investments in marketable securities due to lower market rates.

Provision for Income Taxes

	Nine Months Ended October 31,
	2020	2019	% Change

	(in thousands)
Provision for income taxes	$1,675	$1,851	(10)%
Provision for income taxes for the nine months ended October 31, 2020 decreased by $0.2 million, or 10%, compared to the nine months ended October 31, 2019. The change in provision for income taxes was primarily due to a decrease in the effective tax rate attributable to foreign operations. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $1.9 billion, which were held for working capital purposes. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$1,071,781	$115,338
Net cash used in investing activities	$(673,377)	$(496,099)
Net cash provided by financing activities	$296,242	$596,623
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
Net cash provided by operating activities was $1,071.8 million for the nine months ended October 31, 2020, compared to $115.3 million for the nine months ended October 31, 2019. The increase in operating cash flow was due to an increase in net income of $401.7 million, the positive impact from changes in operating assets and liabilities of $323.9 million, and an increase in non-cash adjustments of $230.9 million, which is primarily a result of higher stock-based compensation expense due to the grant of new equity awards and the impact of a new ESPP offering, higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, and expenses related to a charitable donation of common stock in the current fiscal year.

Investing Activities
Net cash used in investing activities of $673.4 million for the nine months ended October 31, 2020 was primarily due to net purchases of marketable securities of $572.6 million, purchases of property and equipment of $58.5 million, cash paid for acquisition, net of cash acquired, of $26.5 million, purchase of an equity investment of $8.0 million, and purchase of a convertible note of $5.0 million.
Net cash used in investing activities of $496.1 million for the nine months ended October 31, 2019 was due to net purchases of marketable securities of $465.0 million, purchases of property and equipment of $28.1 million, and purchase of an equity investment of $3.0 million.
Financing Activities
Net cash provided by financing activities of $296.2 million for the nine months ended October 31, 2020 was due to proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $251.6 million, proceeds from the exercise of stock options of $23.8 million, and proceeds from issuance of common stock under our ESPP of $20.8 million.
Net cash provided by financing activities of $596.6 million for the nine months ended October 31, 2019 was due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.5 million, proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $48.5 million, and proceeds from the exercise of stock options, net of repurchases, of $5.6 million.
Commitments and Contractual Obligations
As of October 31, 2020, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $468.4 million over the corresponding amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020, mainly related to third-party cloud hosting. As of October 31, 2020, we also had additional operating leases that have not yet commenced with undiscounted future lease payments of $37.9 million.
Additionally, we entered into a license agreement with MPEGLA in May 2020 to obtain the rights for future use of licensed intellectual property in exchange for periodic royalty payments. In connection with the license agreement, we made a royalty payment of $9.8 million to use the technology until December 31, 2020, which is amortized in cost of revenue on a straight-line basis in our condensed consolidated statements of operations. During the nine months ended October 31, 2020, we recorded $7.0 million of such costs. In addition, we also made a one-time payment of $9.8 million for past use, which was recorded in general and administrative expenses in our condensed consolidated statements of operations for the nine months ended October 31, 2020.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $730.5 million and marketable securities of $1,141.4 million as of October 31, 2020. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2020 and 2019.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of October 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—Other Information
Item 1.    LEGAL PROCEEDINGS
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the Northern District of California with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020, with our response due on December 2, 2020.
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the Northern District of California. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. The consolidated case is stayed pending resolution of a forthcoming motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
In September 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand (“CID”) to us requiring us to produce certain documents and materials and to answer certain interrogatories relating to our privacy and security representations and practices. Since then, we have fully cooperated with the investigation. In October 2020, we reached a proposed settlement agreement with the FTC staff, which would resolve the FTC’s allegations that certain of our statements and practices about our security constituted deceptive and unfair acts or practices in violation of the FTC Act. On November 10, 2020, the FTC Commissioners voted to approve the settlement and, on November 13, 2020, the FTC published the settlement in the Federal Register for a 30-day public comment period, which will end on December 13, 2020. The proposed settlement remains subject to a final vote by the FTC. Under the terms of the proposed settlement, we neither admit nor deny the FTC’s allegations, and the FTC does not impose any fine or penalty upon us. We would be required to implement certain injunctive provisions, including, among other things, refraining from making any misrepresentations regarding the privacy and security of our services or how we collect, maintain, use, delete, disclose, allow access to, and protect user information. It also requires us to implement a detailed information security program and obtain third-party security assessments periodically.
We do not expect the proposed settlement, once final, to have a material impact on our financial results. We will cooperate with the FTC’s requirements and work to ensure compliance. Any failure to comply with the settlement once final may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.
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
In addition, our user growth rate may slow or decline in the future as our market penetration rates increase and we turn our focus to upgrading our free hosts to a paid Zoom Meeting plan rather than growing the total number of users. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. Similar to the uncertainty of customers renewing their subscriptions or hosts upgrading to a paid Zoom Meeting plan, we expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates.

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
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect our revenue growth rate to generally decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, especially once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 26, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. This order could be subject to petitions for reconsideration or court appeals. In addition, a number of states are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. As a result, we cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Although we generated net income of $198.6 million and $411.7 million for the three and nine months ended October 31, 2020, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.

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
We are subject to requirements imposed by app stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. If we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed.
We may not be able to respond to rapid technological changes, extend our platform, or develop new features.
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform; introduce new features and products; and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption, enhance privacy and security, and create organic user demand for our platform. For example, in October 2020 we introduced two new additions to our Zoom platform, OnZoom and Zoom Apps. There is no assurance that these new additions or other future enhancements to our platform or new product experiences, features, or capabilities will be compelling to our users or gain market acceptance, or that they will perform as expected. If our research and development investments do not accurately anticipate user demand or if we fail to develop our platform in a manner that satisfies user preferences and requirements in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could harm our business. Moreover, new productivity features to our platform may require substantial investment, and we have no assurance that such investments will be successful. If customers and hosts do not widely adopt our new product experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.
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
Our operations involve the storage and transmission of customer and user data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this information, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from malicious code (such as viruses and worms), employee theft, misuse of information or systems, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Moreover, security incidents can result in interruptions, delays, or outages in our operations and services, including due to ransomware or denial-of-service attacks. Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our video-first communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. We cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products. We expect to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. This discontinuance in use or failure to upgrade or renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 2,409 full-time employees as of October 31, 2019, to 3,871 full-time employees as of October 31, 2020, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in recent months and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic and any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our video-first communications platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. While we have seen increased usage stemming from the COVID-19 pandemic, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue. Moreover, there is no assurance that we will experience an increase in paid hosts once the pandemic tapers, particularly in light of the economic downturn. Similarly, given the shift in our customer base from largely businesses and enterprises to a mix of businesses, enterprises, and consumers due to the COVID-19 pandemic, we expect that we will see higher rates of non-renewals than we have experienced historically.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our global operations, including regions such as the United States, EMEA and APAC. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to prepare for such transitions, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 31% and 19% of our total revenue for the three months ended October 31, 2020 and 2019, respectively, and 30% and 19% of our revenue for the nine months ended

October 31, 2020 and 2019, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•generally longer payment cycles and greater difficulty in collecting accounts receivable, a risk that may increase as a result of the impact of the COVID-19 pandemic on our customers' ability to pay for our service on a timely basis;
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

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions. Additionally, while our engineering team is headquartered in the United States, we employ a product development team that has a relatively significant footprint in China today, where personnel costs are less expensive than in many other geographies. This product development team carries out the design and architecture decisions made by our U.S. engineering team. In May 2020, we announced the opening of two new research and development centers in Phoenix, Arizona and Pittsburgh, Pennsylvania. As a result of this expansion, we could experience, among other things, higher operating expenses, which would adversely impact our operating margins and harm our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2020 and 2019, 19.3% and 9.1% of our revenue, respectively, and 12.0% and 15.9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current products, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, such as the recent legislation enacted in the United States, other fundamental changes in law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Further, the Organization for Economic Co-operation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes (“DST”), many of which would apply to revenues derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our effective tax rate and/or harm our business by increasing our future tax obligations.
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
We recorded a valuation allowance against all of our DTAs for the U.S. and U.K. as of both October 31, 2020 and January 31, 2020. We intend to continue maintaining a full valuation allowance on our DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Risks Related to Laws and Regulations
The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability.
We receive, store, process, generate, use, and share personal information and other customer and user content necessary to provide our service and ensure it is delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, certifications, documentation, publications, regulations, standards, policies, and other obligations relating to privacy, data protection, and information security to the extent possible. Although we endeavor to comply with our policies, publications, certifications, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our policies, certifications, and documentation. Such failures can subject us to potential international, local, state and federal legal or regulatory action if our policies, certifications, and documentation are found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. The regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, which we expect will increase our compliance costs and exposure to liability, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand stemming from the COVID-19 pandemic could make it more difficult for us to comply with our contractual obligations, our policies, our publications, our certifications, our documentation, standards, regulations, and applicable laws related to privacy, data protection, and information security, and has and could result in greater public scrutiny of, press related to, or a negative perception of our privacy, data protection, and information security practices. Any compliance failure, as well as greater public scrutiny of our privacy, data protection, and information security practices, could result in increased governmental and regulatory scrutiny and litigation exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
We also expect that there will continue to be new or amended laws, regulations, industry standards, guidance and contractual obligations concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU. The GDPR imposes more stringent data protection requirements and requires us and our customers to give more detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with clients; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.
Further, following a referendum in June 2016 in which voters in the U.K. approved an exit from the EU, the U.K. government formally left the EU on January 31, 2020, known as Brexit. Pursuant to the withdrawal arrangements agreed to between the U.K. and the EU, the U.K. is subject to a transition period until December 31, 2020, during which EU rules will continue to apply (the “Brexit Transition Period”). Under the formal withdrawal arrangements between the U.K. and the EU, the parties had until June 30, 2020 to agree to extend the Brexit Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Brexit Transition Period on December 31, 2020. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period and the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain. Brexit has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated.
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, U.K. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the Standard Contractual Clauses, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses, as mechanisms for lawful personal information transfers to the United States and other countries. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses (“SCCs”). The new SCCs impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect EU regulators to aggressively enforce EU laws prohibiting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it possible that EU regulators could prevent Zoom from transferring any personal data out of the EU to certain countries like the U.S.
Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.
States have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (the "CPRA"), which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, establish the California Privacy Protection Agency to implement and enforce the new law, and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
With laws and regulations, such as the GDPR in the EU as well as the CCPA, SPI Law, and COPPA in the United States imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we have faced and may face additional challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so, any of which could materially adversely affect our business and operating results. Additional uses of our services arising out of increased demand associated with the COVID-19 pandemic may require us to address additional privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations. Any failure or perceived failure by us to comply with such laws, regulations, standards, policies, and contractual obligations, or our privacy policies, publications, certifications, or documentation could lead to governmental investigations or enforcement actions (including investigations or actions by state attorneys general, federal regulators, and international regulators), litigation (including class action litigation), claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, fines or penalties, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. We have in the past and may in the future receive inquiries or be subject to investigations by various government entities regarding, among other things, our privacy, data protection, and information security practices. The result of these proceedings could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business. We also face litigation regarding our privacy and security practices. See Part II, Item 1 “Legal Proceedings” for additional information. We could fail to comply with the terms of any orders or settlements relating to litigation with respect to our privacy and security practices, including the proposed settlement with the FTC. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform and services, which could have an adverse impact on our business.
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
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. For example, while we stopped selling our products directly in China during the six months ended July 31, 2020, the current U.S. Administration has threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed and proposed new or higher tariffs on U.S. products. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipts tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $53.8 million and $34.0 million as of October 31, 2020, and January 31, 2020, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. On October 26, 2020, the FCC adopted an order concluding that three issues remanded by the U.S. Court of Appeals following the appeal of its 2018 decision to eliminate its network neutrality rules did not provide a basis to alter its conclusions in that order. This new order could be subject to petitions for reconsideration or court appeals. A reversal of the FCC’s 2018 decision could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
The FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230 of the federal Communications Act, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. FCC Chairman Ajit Pai has announced his intent to open a rulemaking in response to that petition, but no date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. This would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. There is no schedule for action by the FCC on the petition.

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
Risks Related to Our Intellectual Property
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in April and June 2020, we and certain of our officers and directors were sued in putative class action lawsuits and purported shareholder derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2020, the holders of our outstanding Class B common stock held 81.6% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 73.7% of such voting power in the aggregate. As of October 31, 2020, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 15.1% of our outstanding capital stock but controlled approximately 40.2% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our initial public offering.
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
General Risk Factors
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
We also face risks related to health epidemics, such as the COVID-19 pandemic, which has impacted virtually every country in the world. An outbreak of a contagious disease, and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees. We have removed the 40-minute time limit from our free Basic accounts for customers in K-12 schools in certain countries. While we have seen increased usage of our service globally, a significant portion of such increase is attributable to free Basic accounts, which do not generate any revenue. We cannot make any assurances that we will experience an increase in paid hosts or that new or existing users will continue to utilize our services at the same levels after the COVID-19 pandemic has tapered. Furthermore, such increased usage by free Basic account users during this time has required and will continue to require us to expand our network capacity which will increase our operating costs.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers, as amended
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: December 3, 2020	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2020	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)