Form 10-K
period 2021-01-31
Zoom Video Communications, Inc.
filed 2021-03-18
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).   Yes ☐     No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 31, 2020 as reported by the Nasdaq Global Select Market on such date was approximately $53.7 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 5, 2021, the number of shares of the registrant’s Class A common stock outstanding was 234,240,582 and the number of shares of the registrant’s Class B common stock outstanding was 59,473,463.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our video-first unified communications platform; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic and related public health measures on our business, the business of our customers, suppliers, and channel partners, and the economy; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
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

SUMMARY RISK FACTORS
Investing in our Class A common stock involves numerous risks, including the risks described in “Risk Factors” below. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•Our business depends on our ability to attract new customers and hosts, retain and upsell additional products to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers and hosts, renewals, or upgrades would harm our business;
•Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our video-first unified communications platform largely due to the COVID-19 pandemic. We expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates;
•Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, including increased usage stemming from the COVID-19 pandemic, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business;
•We operate in competitive markets, and we must continue to compete effectively;
•We may not be able to sustain our revenue growth rate in the future, and we expect our revenue growth rate to generally decline in future periods;
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business;
•Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers and hosts to switch to our competitors, or to cancel their subscriptions to our platform;
•As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges;
•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business;
•We have experienced net losses in the past, and we expect to increase our expenses in the future, which could prevent us from maintaining profitability;
•We may not be able to respond to rapid technological changes, extend our platform or develop new features;
•Our security measures have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and hosts curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed;
•We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our prospects and future results of operations;
•The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability;
•We have significant and expanding operations outside the United States, which may subject us to increased business, regulatory and economic risks that could harm our business;
•We may be subject to, or assist law enforcement with enforcement of, a variety of U.S. and international laws that could result in claims, increase the cost of operations, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws;
•Zoom Phone is subject to U.S. federal and international regulation, and other products we may introduce in the future may also be subject to U.S. federal, state, or international laws, rules, and regulations. Any failure to comply with such laws, rules, and regulations could harm our business and expose us to liability; and

•The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to this offering, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.

PART I
Item 1. BUSINESS
Overview
Our mission is to make video communications frictionless and secure.
We provide a video-first unified communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, phone, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video and voice that is easy to use, manage, and deploy; provides an attractive return on investment; is scalable and easily integrates with physical spaces and applications. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works.”
The cornerstone of our platform is Zoom Meetings, around which we provide a full suite of products and features designed to give users an easy, reliable, and innovative unified communications experience. Users are comprised of both hosts who organize video meetings and the individual attendees who participate in those video meetings. In 2019, we launched Zoom Phone, a cloud-based PBX system, creating a unique unified communications platform. Many customers also choose to implement Zoom Rooms, our software-based conference room system, which enables users to easily experience Zoom Meetings in their physical meeting spaces. Our partner ecosystem, which includes App Marketplace and in-product apps, and developer platform help enterprises create elevated experiences with third-party applications to create customized workflows.
The happiness we bring is recognized by customers. Zoom has consistently high scores across customer review sites, including Gartner Peer Insights, TrustRadius, and G2 Crowd, including being recognized as a 2020 Gartner Peer Insights Customers’ Choice for Meeting Solutions and a TrustRadius Top Rated Web Conferencing Software. Industry analysts also recognize our market leadership: Gartner has named Zoom a Leader in its Magic Quadrant for Meeting Solutions based on our “ability to execute” and “completeness of vision.” In 2020 we also became a Leader in the Gartner Magic Quadrant for UCaaS. Frost & Sullivan recognized Zoom with its Global Connected Work Company of the Year award in 2020, as well as awards for Global Video Communications in The COVID-19 Crisis Enabling Technology Leadership, Asia-Pacific Cloud Video Collaboration Services Company of The Year, and Indian Cloud Video Enabling Technology Leadership.
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
Our Growth Strategy
We focus on the following elements of our strategy to drive our growth:
•Keep our existing customers happy. We provide happiness to our customers by giving them an experience that delights them. We respond to customer needs with action to drive positive user experiences. We believe these practices result in our high scores across customer review sites and will continue to generate referrals from our existing customers, providing meaningful viral adoption for the foreseeable future.
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
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of video communication and collaboration technologies. We strive to deliver the best experience to our users by dedicating a portion of engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base.
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
•Grow our partnership ecosystem and continue to expand our platform. Our platform integrates easily with other systems and tools. We enable developers to embed our platform into their own offerings through open application program interfaces (“APIs”) and our cross-platform software development kits (“SDKs”). We have already partnered with several hardware video conferencing and peripheral providers and with software providers, including Atlassian and Dropbox. Third-party developers are able to engage with the Zoom App Marketplace and Zoom Developer Platform to extend the value and adoption of Zoom with our customers through the development of public and private apps and integrations.
Our Products
We provide a unified communications platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure video, phone, chat, and content sharing. Our core products include Zoom Meetings, Zoom Phone, Zoom Chat, Zoom Rooms, Zoom Conference Room Connector, Zoom Video Webinars, Zoom Developer Platform, and Zoom App Marketplace.
Zoom Meetings
Zoom Meetings provide HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support up to one thousand video participants in a single meeting. Conversations can be one to one, one to many, or many to many. Zoom Meetings feature 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrate with tools created by companies such as Atlassian, Dropbox, Google, LinkedIn, Microsoft, Salesforce, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile device or tablet throughout their business day.
An end-to-end encryption (“E2EE”) option is now available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s new E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
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
Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). In the fiscal year ended January 31, 2021, Zoom Phone provided native PSTN connectivity in 44 countries and territories including Australia, Canada, Ireland, New Zealand, Puerto Rico, United Kingdom (“U.K.”), and the United States (“U.S.”).
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
Zoom Chat
Zoom Chat, which is included in the Zoom client for meeting and phone customers, enables organizations and teams to communicate and collaborate in groups, channels, or 1-1s and to stay connected by instantly sharing messages, images, audio files, and other content across desktop, laptop, tablet, and mobile devices. With Zoom Chat users can easily invite people outside a user’s organization to a chat conversation, and users can quickly switch from a chat to a phone call or video meeting during a conversation. Zoom Chat also features content storage for users who want discoverability and the ability to review their conversations or shared files. There are dozens of Zoom Chat compatible applications available in the Zoom App Marketplace that provide notifications and improved workflow for other enterprise systems.
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room–from executive offices, huddle rooms, training rooms, to broadcast studios–into a collaboration space that is easy to use, simple to deploy, and effortless to manage. Designed to increase workforce collaboration across in-room and virtual participants, Zoom Rooms bring one-click to join meetings, wireless multi-sharing, interactive whiteboarding, and intuitive room controls for a frictionless and secure Zoom Meeting experience. Zoom Rooms can leverage purpose-built hardware, such as Zoom Rooms Appliances, for a turnkey deployment, or customize room builds with Zoom’s open hardware ecosystem and professional audio/visual equipment, enabling organizations to build video conference rooms for any use case.
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
Zoom Conference Room Connector
The Zoom Conference Room Connector is a gateway for SIP/H.323 endpoints to join Zoom meetings. For organizations that use SIP/H.323 conference room systems from providers, such as Poly and Cisco, Zoom’s Conference Room Connector can take these traditional hardware video conferencing systems to the cloud, allowing users to leverage their existing investments while taking advantage of the Zoom platform. As organizations transition from legacy hardware-based conference rooms to software-based Zoom Rooms, IT administrators save cost on layers of service, maintenance, and support contracts and bridge their endpoints with Zoom Conference Room Connector. With the cost-savings, organizations can reinvest in video-enabling more rooms and continue to leverage their existing SIP/H.323 endpoints with a consistent, cloud-based experience across all their rooms.
Zoom Video Webinars
Zoom Video Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom webinars scale up to 50,000 people including up to 100 interactive video panelists. With webinars, hosts have control over the video viewing experience and attendees join to listen, learn and interact using chat, Q&A, live polling and more. Our powerful third-party integrations help users maximize usage of their webinars and expand capabilities with paid registration, marketing automation, lead nurturing and learning management.
Zoom Developer Platform and Zoom App Marketplace
Zoom Developer Platform allows developers to integrate our video, phone, chat, and content sharing into other applications, as well as manage Zoom accounts from any system, with full access to their usage and network metrics data. With our SDKs, APIs and webhooks, Zoom, third-party developers, and partners build applications that integrate our platform with other cloud services. Our customers can also develop highly customizable private applications that integrate Zoom into their systems. Our rich toolbox of extensible APIs, cross-platform SDKs, and MobileRTC powered an average of more than 1.6 billion API engagements per month for calendar year 2020.
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
OnZoom and Zoom Apps
We recently announced two additions to the Zoom platform: OnZoom and Zoom Apps. OnZoom is a new platform for Zoom users to create, host, and monetize online events. OnZoom is an extension of Zoom’s unified communications platform with robust monetization (ticketing and fundraising) and simpler event management capabilities. OnZoom is currently offered as a public beta for U.S. users to host and attend online events. Zoom Apps are a new app type coming soon to the Zoom App

Marketplace. These in-product integrations will be accessible directly from Zoom Meetings and the Zoom Desktop client and are designed to facilitate collaboration and engagement during meetings.
Zoom Hardware-as-a-Service
Our Zoom Hardware-as-a-Service offering allows customers to access the latest and greatest video communication technology. Customers can deploy a world-class communications experience with a variety of subscription options for phone and meeting room hardware. Zoom customers will be able to scale video conference rooms and phones with hardware options and hardware refreshes at an affordable, fixed monthly price.
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
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, non-profit/not for profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2021. As of January 31, 2021, we had approximately 467,100 customers with more than 10 employees.
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
Marketing
Our marketing team’s primary objective is to create preference for our brand by leveraging our viral growth, enhancing brand perception, and engaging our users with virtual events, social media, and customer advisory councils. We complement our viral growth with targeted online and out-of-home advertising. We shifted our events strategy from in-person to online during the pandemic, including hosting Zoomtopia, our annual user conference, to over 150,000 unique virtual attendees.
Research and Development
We drive our business with constant innovation. We have research and development presence in the United States, India, Singapore and China, which we believe is a strategic advantage for us, allowing us to invest more in increasing our product capabilities in an efficient manner with a “follow the sun” strategy.
Our Competition
The markets in which we operate are highly competitive. We face competition from legacy web-based meeting services providers, including Cisco Webex and LogMeIn GoToMeeting, and bundled productivity solution providers with video functionality, including Google G Suite and Microsoft Teams, as well as UCaaS and legacy PBX providers, including 8x8. Avaya, and RingCentral.

We believe we compete favorably based on the following competitive factors:
•video-first platform;
•cloud-native architecture;
•functionality and scalability;
•ease of use and reliability;
•brand awareness and preference;
•ability to utilize existing infrastructure, such as legacy conference room hardware; and
•low total cost of ownership.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We actively seek patent protection covering inventions originating from our company. We also pursue the registration and enforcement of trademarks and domain names in the United States and in various jurisdictions outside the United States.
We control access to and use of our proprietary technology and other confidential information through internal and external controls, including contractual protections with employees, contractors, customers, and partners. Our software is protected by U.S. and international intellectual property laws. Our policy requires employees and independent contractors to sign agreements (1) assigning to us any inventions, trade secrets, works of authorship, and other intellectual property generated by them in the course of their employment, and (2) agreeing to protect our confidential information.
In certain circumstances, we license intellectual property from third parties for use in our products. This may include open source software. We take steps to ensure compliance with the terms of the licenses governing such licensed technology. We believe our business is not materially dependent on any individual patent, trademark, copyright, trade secret, license, or other intellectual property right. For information on the risks associated with our intellectual property, see “Item 1A - Risk Factors.”
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of January 31, 2021, we had 4,422 full-time employees. Of these employees, 2,662 are in the United States and 1,760 are in our international locations. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
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
•Mission. Our mission is to make video communications frictionless and secure.
•Vision. Our vision is to empower people to accomplish more through video communications.
•Values. We care for our community, our customers, our company, our teammates, and ourselves.
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Comparably recognized Zoom for numerous culture awards in 2020 including Best Company Happiness and Best CEO. Our employees also named Zoom among the winners of Glassdoor’s Employees’ Choice Awards honoring the Best Places to Work in 2021.

Diversity, Equity and Inclusion
Diversity, equity and inclusion (“DEI”) at Zoom is an embodiment of our core value of Care. DEI also represents our intentional effort to create an inclusive environment of the brightest minds from a broad set of backgrounds in order to create the most innovative solutions for our customers. Our approach to DEI is driven across four strategic focus areas: workforce (who and how we hire), workplace (how it feels to work at Zoom), marketplace (how we include our customers) and community (how we help to make the world more equitable).
In June, we hired our first Chief Diversity Officer, Damien Hooper-Campbell, to lead our DEI function globally. We have taken steps to diversify our candidate outreach through engagements with AfroTech, Merritt College, AnitaB.org and a five-year strategic partnership with Claflin University. In our workplace, we launched our Zoom Talks initiative to create ongoing spaces for our employees to learn more about each other's unique backgrounds. We also launched our inaugural Employee Resource Group (“ERG”) program with a focus on Black, Latinx, Women's, Veterans and LGBTQ+ communities. Our DEI Team continues to partner with teams leading our product design and marketing to invest in making our products even more inclusive and accessible to the diverse set of communities we serve. Finally, in an effort to both further our education internally and provide others outside of Zoom with an opportunity to learn, we created the nine-part learning series, “Race in the Workplace”, in partnership with TIME and renowned expert, Dr. Shaun Harper.
Compensation and Benefits
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. Our employees’ total compensation packages include base pay, bonuses or sales commissions, and equity. We offer a wide array of benefits including comprehensive healthcare benefits, including mental health and fertility benefits, wellness benefits, a book reimbursement plan to support continuous learning, and charitable gift matching through our Zoom Cares program.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provide flexible work hours in certain cases. We have also provided a work-from-home reimbursement policy to assist employees in that transition.
Our Facilities
Our corporate headquarters is located in San Jose, California, where we lease approximately 103,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain additional offices in the United States and internationally in Asia-Pacific (“APAC”) and Europe, Middle East, and Africa (“EMEA”). We believe that our facilities are suitable to meet our current needs.
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
Our business depends upon our ability to attract new customers and hosts, and maintain and expand our relationships with our customers and hosts, including upselling additional products to our existing customers and upgrading hosts to a paid Zoom Meeting plan. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.”
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

We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business, as well as Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers in order to optimize performance on our platform. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers and hosts to terminate their subscriptions and adversely affect our ability to attract new customers and hosts. Our ability to attract and retain customers and hosts depends on our ability to provide customers and hosts with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, including increased usage stemming from the COVID-19 pandemic, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our unified communications platform because of its reliability and performance. We plan to continue our practice of opening new data centers to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers. In addition, to meet short-term capacity needs, we may need to rely increasingly on public cloud providers, including Amazon Web Services and Oracle Cloud, which may result in higher variable costs and harm our business, financial condition, and operating results.
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
Demand for our platform is also price sensitive. Many factors, including our marketing, user acquisition, and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products, or services that compete with our platform, or may bundle and offer a broader range of products and services than we do. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Furthermore, third parties could build products similar to ours that rely on open source software. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure from these third parties to the extent that users find such alternative products to be sufficient to meet their video communications needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business. We, on occasion, offer customers a free period of time at the beginning of the subscription term that can result in deferred billings or long-term accounts receivable and increase the risk of loss on uncollected accounts receivable.
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
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our unified communications platform largely due to the COVID-19 pandemic, a significant portion of which is attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have had to rely on public cloud providers rather than our own data centers. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. On February 23, 2021, a federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California will soon begin enforcing that law. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Although we generated net income of $672.3 million, $25.3 million and $7.6 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
Our operations involve the storage and transmission of customer and user data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this information, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from malicious code (such as viruses and worms), phishing incidents, credential stuffing attacks, employee theft, misuse of information or systems, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Moreover, security incidents can result in interruptions, delays, or outages in our operations and services, including due to ransomware or denial-of-service attacks. Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. We cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products. We expect to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. This discontinuance in use or failure to upgrade or renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, our customers, or us may lead to public disclosures, which may lead to widespread negative publicity. In addition, while more than half of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development personnel in China, which has exposed and could continue to expose us to governmental and regulatory as well as market and media scrutiny regarding the actual or perceived integrity of our platform or data security and privacy features. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures; negatively affect our ability to attract new customers and hosts; cause existing customers to elect not to renew their subscriptions; or subject us to third-party lawsuits, regulatory investigations, proceedings, and fines, or other action or liability, which could harm our business and reputation. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand could lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with, our platform. For example, in connection with the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our enterprise customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 2,532 full-time employees as of January 31, 2020, to 4,422 full-time employees as of January 31, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in recent months and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic and any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. While we have seen increased usage stemming from the COVID-19 pandemic, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue. Moreover, there is no assurance that we will experience an increase in paid hosts once the pandemic tapers, particularly in light of the economic downturn. Similarly, given the shift in our customer base from largely businesses and enterprises to a mix of businesses, enterprises, and consumers due to the COVID-19 pandemic, we expect that we will see higher rates of non-renewals than we have experienced historically.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all. We completed our initial public offering (“IPO”) in April 2019 and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our IPO. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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
In addition, following our IPO, many of our employees are now able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, this liquidity could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.
We have significant and expanding operations outside the United States, which may subject us to increased business, regulatory and economic risks that could harm our business.
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 31%, 19%, and 18% of our total revenue for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•operating in foreign jurisdictions where the government may impede or interrupt our ability to provide our services;
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
•political and economic instability, including as a result of the United Kingdom's (“U.K.”") withdrawal from the European Union (“EU”), and other political tensions between countries in which we do business;
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
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions. Additionally, while our engineering team is headquartered in the United States, we employ a product development team that has a relatively significant footprint in China today, where personnel costs are less expensive than in many other geographies. This product development team carries out the design and architecture decisions made by our U.S. engineering team. We recently announced our intent to expand our research and development presence in Phoenix, Arizona and Pittsburgh, Pennsylvania, as well as in Singapore and India. As a result of this expansion, we could experience, among other things, difficulty in attracting and retaining talent in these location and higher operating expenses, which would adversely impact our operating margins and harm our business.
At the same time, our operations in China have caused and may in the future cause us to be subject to regulatory scrutiny both in China and in the United States. For example, in September 2019, the Chinese government turned off our service in China without warning and requested that we take certain steps prior to restoring our service, including designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. Also, in June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of

California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took relating to the Tiananmen commemorations on Zoom. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2021, 2020, and 2019, 20.2%, 9.4%, and 6.4% of our revenue, respectively, and 11.9%, 17.5%, and 12.3% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
While to date we have not incurred significant income taxes in operating our business, we are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in excess tax benefits of stock-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; the applicability of withholding taxes and effects from acquisitions.
The provision for taxes on our consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, such as the recent legislation enacted in the United States, other fundamental changes in law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in federal, state, or international tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Co-operation and Development ("OECD") and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed of enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2021, we had $1,264.3 million of U.S. federal and $797.0 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2032 for federal and 2027 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, as modified by the federal tax law changes enacted in March 2020, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but, for tax years beginning after December 31, 2020, the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
We recorded a valuation allowance against all of our deferred tax assets for the U.S. and U.K. as of both January 31, 2021 and January 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve.
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
We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our prospects and future results of operations.
Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our video-first unified communications platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities. The COVID-19 pandemic has also made it difficult to forecast revenue, costs, and expenses, as our platform has recently faced unprecedented usage from free users and new and existing customers, requiring us to devote significant resources to bolster our capacity and infrastructure. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
Risks Related to Laws and Regulations
The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability.
We receive, store, process, generate, use, and share personal information and other customer and user content necessary to provide our service and ensure it is delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, certifications, documentation, publications, regulations, standards, policies and other obligations relating to privacy, data protection, and information security to the extent possible. Although we endeavor to comply with applicable laws and our policies, publications, certifications, and documentation, and other obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, vendors or business partners do not comply with our policies, certifications, and documentation. Such actual or perceived failures in certain cases have subjected, and can subject, us to potential international, local, state and federal legal or regulatory action, including in the event that our policies, certifications, and documentation are found or alleged to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. The regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, which we expect will increase our compliance costs and exposure to liability, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand stemming from the COVID-19 pandemic could make it more difficult for us to comply with our contractual obligations, our policies, our publications, our certifications, our documentation, standards, regulations, and applicable laws related to privacy, data protection, and information security, and has and could result in greater public scrutiny of, press related to, or a negative perception of our privacy, data protection, and information security practices. Any compliance failure, as well as greater public scrutiny of our privacy, data protection, and information security practices, could result in increased governmental and regulatory scrutiny and litigation exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
For example, in June 2020 we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
Further, the U.K.'s decision to leave the EU, often referred to as Brexit, has created uncertainty in data protection issues involving the U.K. For example, pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the European Economic Area to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
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
States have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (the “CPRA”), which was approved by California voters in November 2020, becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, establish the California Privacy Protection Agency to implement and enforce the new law, and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states may follow California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects and takes effect on January 1, 2023.
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
With laws and regulations, such as the GDPR in the EU as well as the CCPA, SPI Law, HIPAA, and COPPA in the United States imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we have faced and may face additional challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so, any of which could materially adversely affect our business and operating results. Additional uses of our services arising out of increased demand associated with the COVID-19 pandemic may require us to address additional privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations. Any failure or perceived failure by us to comply with such laws, regulations, standards, policies, and contractual obligations, or our privacy policies, publications, certifications, or documentation have led and could lead to governmental investigations or enforcement actions (including investigations or actions by state attorneys general, federal regulators, and international regulators), litigation (including class action litigation), claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, fines or penalties, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business.

We have in the past and may in the future receive inquiries or be subject to investigations by domestic and international government entities regarding, among other things, our privacy, data protection, and information security practices. The result of these proceedings could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business. We also face litigation regarding our privacy and security practices, including alleged data sharing with third parties, in various jurisdictions. See Part I, Item 3 “Legal Proceedings” for additional information.
We also have been the subject of an investigation by the FTC relating to our privacy and security representations and practices. We have reached a settlement agreement with the FTC, which the FTC voted to make final on January 19, 2021. See Part I, Item 3 “Legal Proceedings” for additional information. We could fail or be perceived to fail to comply with the terms of the settlement with the FTC or any other orders or settlements relating to litigation or governmental investigations with respect to our privacy and security practices. Any failure or perceived failure to comply with such orders or settlements may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, policies, and other obligations that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform and services, which could have an adverse impact on our business.
Additionally, we rely on the administrators of our customers in the healthcare and education industries to obtain the necessary consents from users of our products and services and to ensure their account settings are configured correctly for their compliance under applicable laws and regulations, including HIPAA. Furthermore, if third parties we work with, such as vendors or developers, make misrepresentations, violate applicable laws and regulations, or our policies, such misrepresentations and violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or provide or develop new services and features.
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
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. For example, while we stopped selling our products directly in China during the six months ended July 31, 2020, the prior U.S. administration had threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed and proposed new or higher tariffs on U.S. products. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the new U.S. administration with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Further, in May 2019, former President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
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
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our platform as not taxable in certain jurisdictions will be accepted by state and local taxing authorities.
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our platform is not taxable in the jurisdiction which could result in increased tax liabilities for us or our customers and hosts, which could harm our business.
The application of indirect taxes (such as sales tax, use tax, telecommunications tax, VAT, GST, and gross receipts tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those jurisdictions in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $58.1 million and $34.0 million as of January 31, 2021 and 2020, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. On October 27, 2020, the FCC adopted an order concluding that three issues remanded by the U.S. Court of Appeals following the appeal of its 2018 decision to eliminate its network neutrality rules did not provide a basis to alter its conclusions in that order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. This would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. There is no schedule for action by the FCC on the petition.
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
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, in connection with the COVID-19 pandemic, we have experienced an increase in the usage of our unified communications platform, and as a result, the trading price of our Class A common stock has significantly increased, while at the same time, the broader market has experienced significant declines and volatility. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in April and June 2020, we and certain of our officers and directors were sued in putative class action lawsuits and purported shareholder derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements about our data privacy and security measures. We may be the target of additional litigation of this type in the future. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 9, 2021, the holders of our outstanding Class B common stock held 71.3% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 61.6% of such voting power in the aggregate. As of March 9, 2021, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 8.4% of our outstanding capital stock but controlled approximately 30.1% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future returns on their investment.
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
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and place significant strain on our personnel, systems, and resources.
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
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting.
Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California, where we lease approximately 103,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain additional offices in the United States and internationally in APAC and EMEA. We believe that our facilities are suitable to meet our current needs.
Item 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 - “Commitment and Contingencies” in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings,” which is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ZM.”
Holders of Record
As of January 31, 2021, we had 58 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from April 18, 2019 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2021 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on April 18, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 18, 2019 of $62.00 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities
None.
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
We have applied all of the $469.5 million of net proceeds from the IPO for the purposes described in our final prospectus dated April 17, 2019 filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the fiscal years ended January 31, 2021, 2020, and 2019, and the consolidated balance sheets data as of January 31, 2021 and 2020, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2021	2020	2019	2018	2017

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,651,368	$622,658	$330,517	$151,478	$60,817
Cost of revenue(1)	821,989	115,396	61,001	30,780	12,472
Gross profit	1,829,379	507,262	269,516	120,698	48,345
Operating expenses:
Research and development(1)	164,080	67,079	33,014	15,733	9,218
Sales and marketing(1)	684,904	340,646	185,821	82,707	31,580
General and administrative(1)	320,547	86,841	44,514	27,091	7,547
Total operating expenses	1,169,531	494,566	263,349	125,531	48,345
Income (loss) from operations	659,848	12,696	6,167	(4,833)	0
Interest income and other, net	18,186	13,666	2,182	1,315	158
Income (loss) before provision for income taxes	678,034	26,362	8,349	(3,518)	158
Provision for income taxes	5,718	1,057	765	304	172
Net income (loss)	$672,316	$25,305	$7,584	$(3,822)	$(14)
Distributed earnings attributable to participating securities	—	—	—	(4,405)	(14,366)
Undistributed earnings attributable to participating securities	(789)	(3,555)	(7,584)	—	—
Net income (loss) attributable to common stockholders	$671,527	$21,750	$0	$(8,227)	$(14,380)
Net income (loss) per share attributable to common stockholders:
Basic	$2.37	$0.09	$0.00	$(0.11)	$(0.20)
Diluted	$2.25	$0.09	$0.00	$(0.11)	$(0.20)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	283,853,654	233,641,336	84,483,094	78,119,865	70,309,256
Diluted	298,127,669	254,298,014	116,005,681	78,119,865	70,309,256
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019	2018	2017

	(in thousands)
Cost of revenue	$34,960	$7,860	$1,119	$204	$87
Research and development	50,161	11,645	1,369	360	278
Sales and marketing	146,377	41,465	3,540	812	467
General and administrative	44,320	12,139	2,913	8,953	207
Total stock-based compensation expense	$275,818	$73,109	$8,941	$10,329	$1,039

	As of January 31,
	2021	2020	2019	2018

	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,240,303	$283,134	$63,624	$36,146
Marketable securities	$2,004,410	$572,060	$112,777	$103,056
Working capital	$3,532,899	$761,692	$124,378	$114,633
Total assets	$5,297,993	$1,289,845	$354,565	$215,019
Deferred revenue, current and noncurrent	$883,495	$230,536	$125,773	$54,262
Convertible promissory notes, net(1)	$—	$—	$14,858	$—
Convertible preferred stock	$—	$—	$159,552	$159,552
Retained earnings (accumulated deficit)	$672,468	$152	$(25,153)	$(32,737)
Total stockholders’ equity (deficit)	$3,860,767	$833,943	$(7,439)	$(26,671)
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
We provide a video-first unified communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, voice, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. Our cloud-native platform delivers reliable, high-quality video that is easy to use, manage, and deploy; provides an attractive return on investment; is scalable; and easily integrates with applications and physical spaces. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that “just works” while prioritizing their privacy and security. Our goal is to make Zoom Meetings better than in-person meetings. Our 21 co-located data centers located worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our unified communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in three specific markets (United States/Canada, United Kingdom/Ireland, and Australia/New Zealand). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in over 40 countries and territories where Zoom has local PSTN coverage. In addition, the Zoom United plan launched in December 2020 provides a single license for customers to purchase Zoom Phone, Meetings and chat capabilities as a bundled offering.
Our revenue was $2,651.4 million, $622.7 million, and $330.5 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively, representing period-over-period growth rate of 326% and 88% for fiscal year 2021 and fiscal year 2020, respectively. We had net income of $672.3 million, $25.3 million, and $7.6 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. Net cash provided by operating activities was $1,471.2 million, $151.9 million, and $51.3 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
Recent Developments
COVID-19
In December 2019, an outbreak of the COVID-19 disease was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world. Governments have instituted lockdown or other similar measures to slow infection rates. Many organizations have resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. Schools, colleges, and universities globally have also closed as a result of this pandemic. Many of these institutions are utilizing our platform to provide remote instruction to their students. To help teachers and students navigate this unprecedented situation, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 domains worldwide.
While we have experienced a significant increase in paid hosts and revenue due to the pandemic, the aforementioned factors have also driven increased usage of our services and have required us to expand our network, data storage, and processing capacity, both in our own co-located data centers as well as through third-party cloud hosting, which has resulted, and is continuing to result, in an increase in our operating costs. Furthermore, a significant portion of the increase in usage of our platform is attributable to free Basic accounts and our removal of the time limit for school domains, which do not generate any revenue, but still require us to incur these additional operating costs to expand our capacity. Therefore, the recent increase in usage of our platform has adversely impacted, and may continue to adversely impact, our gross margin.
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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom HaaS, Zoom for Home, Zoom Rooms at each office location, and Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of January 31, 2021, 2020, and 2019.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability in 26 new countries and territories during fiscal year 2021, bringing the total to 44. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An End-to-end encryption (“E2EE”) option is now available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s new E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
We recently announced two additions to the Zoom platform: OnZoom and Zoom Apps. OnZoom is an online event platform for Zoom users to create and host free, paid, and fundraising events. OnZoom is currently offered as a public beta for U.S. users to attend online events. Zoom Apps are a new app type coming soon to the Zoom App Marketplace. These in-product integrations will be accessible directly from Zoom Meetings and the Zoom Desktop client and are designed to facilitate collaboration and engagement during meetings.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 31%, 19%, and 18% of our total revenue for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of January 31, 2021, 2020, and 2019, we had approximately 467,100, 81,900, and 50,800 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Since the start of the COVID-19 pandemic early this fiscal year, our customer cohort with 10 or fewer employees expanded as business owners and individual users adopted Zoom for many personal, professional, and social events. As a result, we have experienced a shift in the makeup of customer cohorts, with 36% of revenue attributable to customers with 10 or fewer employees during the fiscal year ended January 31, 2021, compared to 18% for the prior fiscal year.

Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 20%, 33%, and 30% of total revenue for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, 2020, and 2019, we had 1,644, 641, and 344 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$1,471,177	$151,892	$51,332
Less: purchases of property and equipment	(79,972)	(38,084)	(28,432)
Free cash flow (non-GAAP)	$1,391,205	$113,808	$22,900
Net cash used in investing activities	$(1,562,420)	$(499,468)	$(39,719)
Net cash provided by financing activities	$2,050,277	$615,690	$17,534

Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our unified communications platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our unified communications platform.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase in absolute dollars during the upcoming fiscal year, as we expand our data center capacity due to increased usage stemming from the COVID-19 pandemic. However, the cost of revenue as a percentage of revenue may decrease over time as we scale our data centers to accommodate usage from our increased customer base and as the ratio of free to paid users varies.

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance, legal, and human resources organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; indirect taxes; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase in absolute dollars, but to remain relatively constant as a percentage of total revenue, during the upcoming fiscal year.
Interest Income and Other, Net
Interest income and other, net consists primarily of interest income and net accretion earned on our marketable securities, effect of changes in foreign currency exchange rates, and remeasurement gains or losses on our equity investment.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Revenue	$2,651,368	$622,658	$330,517
Cost of revenue (1)	821,989	115,396	61,001
Gross profit	1,829,379	507,262	269,516
Operating expenses:
Research and development (1)	164,080	67,079	33,014
Sales and marketing (1)	684,904	340,646	185,821
General and administrative (1)	320,547	86,841	44,514
Total operating expenses	1,169,531	494,566	263,349
Income from operations	659,848	12,696	6,167
Interest income and other, net	18,186	13,666	2,182
Income before provision for income taxes	678,034	26,362	8,349
Provision for income taxes	5,718	1,057	765
Net income	$672,316	$25,305	$7,584

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$34,960	$7,860	$1,119
Research and development	50,161	11,645	1,369
Sales and marketing	146,377	41,465	3,540
General and administrative	44,320	12,139	2,913
Total stock-based compensation expense	$275,818	$73,109	$8,941

	Year Ended January 31,
	2021	2020	2019

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	31	19	18
Gross profit	69	81	82
Operating expenses:
Research and development	6	11	10
Sales and marketing	26	55	56
General and administrative	12	13	14
Total operating expenses	44	79	80
Income from operations	25	2	2
Interest income and other, net	1	2	1
Income before provision for income taxes	26	4	3
Provision for income taxes	1	0	1
Net income	25%	4%	2%

Comparison of Fiscal Years Ended January 31, 2021 and 2020
Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Revenue	$2,651,368	$622,658	$2,028,710	326%
Revenue for the fiscal year ended January 31, 2021 increased by $2,028.7 million, or 326%, compared to the fiscal year ended January 31, 2020. Due to the COVID-19 pandemic, there was an increase in usage of our services, as many organizations around the world started utilizing our platform to continue their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to new customers, which accounted for approximately 73% of the increase, and to subscription services provided to existing customers, which accounted for approximately 27% of the increase.
Cost of Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$821,989	$115,396	$706,593	612%
Gross profit	1,829,379	507,262	1,322,117	261%
Gross margin	69%	81%
Cost of revenue for the fiscal year ended January 31, 2021 increased by $706.6 million, or 612%, compared to the fiscal year ended January 31, 2020. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also experienced a significant increase in usage from paid users as more companies started utilizing our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $619.2 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our unified communications platform by existing customers. The remaining increase was primarily due to an increase of $59.3 million in personnel-related expenses mainly driven by additional headcount, which includes a $27.1 million increase in stock-based compensation expense; an increase of $18.4 million in professional services mainly for customer support, and an increase of $5.8 million related to subscription to software-based services.
Gross margin decreased to 69% for the fiscal year ended January 31, 2021 from 81% for the fiscal year ended January 31, 2020. The decrease in gross margin was due to higher incremental cost from leveraging third-party cloud hosting providers to meet the significant increase in usage as well as the higher percentage of usage from free users.
Operating Expenses
Research and Development

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development	$164,080	$67,079	$97,001	145%
Research and development expense for the fiscal year ended January 31, 2021 increased by $97.0 million, or 145%, compared to the fiscal year ended January 31, 2020. The increase was primarily due to higher personnel-related expenses of $79.7 million mainly driven by additional headcount, which includes a $38.5 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to an increase of $12.1 million in professional services mainly related to security, and an increase of $3.4 million related to subscription to software-based services.

Sales and Marketing

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$684,904	$340,646	$344,258	101%
Sales and marketing expense for the fiscal year ended January 31, 2021 increased by $344.3 million, or 101%, compared to the fiscal year ended January 31, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $266.1 million, mainly driven by additional headcount in our sales force to support the increased demand, which includes an increase of $104.9 million in stock-based compensation expense; and an increase of $67.2 million in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $68.4 million in credit card processing fees as a result of increased online payments, an increase of $16.0 million in professional services primarily to support the increase in sales, and an increase of $6.2 million related to subscription to software-based services, partially offset by a decrease of $14.6 million in marketing and sales event-related costs mainly due to a decrease in digital and awareness programs and trade shows.
General and Administrative

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$320,547	$86,841	$233,706	269%
General and administrative expense for the fiscal year ended January 31, 2021 increased by $233.7 million, or 269%, compared to the fiscal year ended January 31, 2020. The increase in general and administrative expense was primarily due to an increase of $71.8 million in personnel-related expenses mainly driven by additional headcount, which includes a $32.2 million increase in stock-based compensation expense; and an increase of $66.9 million related to professional services composed primarily of legal and other consulting fees. The remaining increase was primarily due to an increase of $30.2 million related to a contingent liability for sales and other indirect taxes, an increase of $25.7 million due to charitable donations related mainly to shares transferred to a donor advised fund, an increase of $13.4 million related to subscription to software-based services, an increase of $10.2 million related to insurance expenses and $9.8 million for a one-time payment to MPEG LA, LLC (“MPEGLA”).
Interest Income and Other, Net

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Interest income and other, net	$18,186	$13,666	$4,520	33%
Interest income and other, net for the fiscal year ended January 31, 2021 increased by $4.5 million, or 33%, compared to the fiscal year ended January 31, 2020. The increase was primarily attributable to a gain of $3.5 million related to changes in foreign currency exchange rates and a gain of $2.5 million related to the remeasurement of our equity investment.
Provision for Income Taxes

	Year Ended January 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$5,718	$1,057	$4,661	441%
Provision for income taxes for the fiscal year ended January 31, 2021 increased by $4.7 million, or 441%, compared to the fiscal year ended January 31, 2020. The change in provision for income taxes was primarily due to expansion in international operations.
For a discussion of the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.2 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$1,471,177	$151,892	$51,332
Net cash used in investing activities	$(1,562,420)	$(499,468)	$(39,719)
Net cash provided by financing activities	$2,050,277	$615,690	$17,534
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to hosting our platform, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, such as stock-based compensation expense, depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $1,471.2 million for the fiscal year ended January 31, 2021, compared to $151.9 million for the fiscal year ended January 31, 2020. The increase in operating cash flow was due to an increase in net income of $647.0 million, the positive impact from changes in operating assets and liabilities of $332.1 million, and an increase in non-cash adjustments of $340.2 million, which is primarily a result of higher stock-based compensation expense, higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, higher provision for accounts receivable allowances due to higher accounts receivable balances, and expenses related to a charitable donation of common stock in the current fiscal year.
Investing Activities
Net cash used in investing activities of $1,562.4 million for the fiscal year ended January 31, 2021 was primarily due to net purchases of marketable securities of $1,438.8 million, purchases of property and equipment of $80.0 million, cash paid for acquisition, net of cash acquired, of $26.5 million, purchase of an equity investment of $8.0 million, purchases of intangible assets of $5.8 million, and purchase of a convertible note of $5.0 million.
Net cash used in investing activities of $499.5 million for the fiscal year ended January 31, 2020 was primarily due to net purchases of marketable securities of $456.7 million and purchases of property and equipment of $38.1 million.
Financing Activities
Net cash provided by financing activities of $2,050.3 million for the fiscal year ended January 31, 2021 was due to proceeds from our follow-on offering, net of underwriting discounts and commissions and other offering costs, of $1,979.2 million, proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $38.4 million, proceeds from the exercise of stock options of $28.6 million, and proceeds from international employee stock sales to be remitted to employees and tax authorities of $4.1 million.
Net cash provided by financing activities of $615.7 million for the fiscal year ended January 31, 2020 was due to proceeds from the issuance of Class A common stock in connection with the IPO and private placement, net of underwriting discounts and commissions and other offering costs, of $542.5 million, proceeds from international employee stock sales to be remitted to employees and tax authorities of $48.5 million, proceeds from issuance of common stock pursuant to our ESPP of $15.5 million, and proceeds from the exercise of stock options, net of repurchases, of $9.2 million.
For a discussion of the fiscal year ended January 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Commitments and Contractual Obligations
The following table summarizes our non-cancelable contractual obligations as of January 31, 2021:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$121,980	$19,949	$41,623	$35,600	$24,808
Non-cancelable purchase obligations	498,626	219,217	271,721	7,688	—
Total contractual obligations	$620,606	$239,166	$313,344	$43,288	$24,808
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC under the Securities Act.
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
Revenue Recognition
We derive our revenue primarily from subscription agreements with customers for access to our unified communications platform and services. We also provide other services, which include professional services, consulting services, and online event hosting, which were immaterial to our consolidated financial statements. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services. We determine revenue recognition through the following steps:

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
2.Identification of the performance obligations in the contract
Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. Promised services or products under which both of these two criteria are not met are recognized as a combined, single performance obligation. Our performance obligations primarily relate to access to our unified communications platform, which consists of one or more software-based services. Our customers do not have the ability to take possession of our software, and through access to our platform, we provide a series of distinct software-based services that are satisfied over the term of the subscription.
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
Our unified communications platform and related services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
4.Allocation of the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. Our contracts with multiple performance obligations are generally sold over the same subscription term and have the same pattern of transfer to the customer, and so they are accounted for as one combined performance obligation in the context of the contract. Accordingly, the transaction price is allocated to this single performance obligation.
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our unified communications platform and related services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation.
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

Cost to Obtain a Contract
We primarily capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental costs from the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
Allowance for Credit Losses
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and adjust based upon our expectations of changes in macroeconomic conditions that may impact the collectibility of outstanding receivables, including noncurrent accounts receivable. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period.
Business Combinations and Valuation of Goodwill and Intangible Assets
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. As of January 31, 2021, no impairment of goodwill has been identified.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. We have not recorded any impairment charges during the fiscal years presented.
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
For valuation after our IPO, the fair value of common stock for each grant date was determined based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of the respective grant.
Employee Stock Purchase Plan Valuation
We account for stock-based compensation expense related to our ESPP purchase rights based on the estimated grant date fair value, which is calculated using the Black-Scholes option pricing model and the aggregate number of shares of our common stock expected to be purchased under each offering. The assumptions used to determine the fair value of the ESPP purchase rights, including the expected term of the awards, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The related stock-based compensation expense is recognized on a straight-line basis over the term of each ESPP offering period, which is generally two years. We account for modifications to employee contributions as they occur.
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
•Expected Volatility. For the ESPP purchase rights granted during the fiscal year ended January 31, 2020, as we have a limited trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards. For the ESPP purchase rights granted during the fiscal year ended January 31, 2021, expected volatility was determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.
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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2021, 2020, and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $2.2 billion and marketable securities of $2.0 billion as of January 31, 2021. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2021, 2020, and 2019.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM VIDEO COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Video Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Video Communications, Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $2,651 million of revenue for the year ended January 31, 2021.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment because the Company’s revenue recognition process is highly automated and is reliant upon a number of customized and proprietary information technology (IT) systems. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance of certain procedures and determination of IT applications subject to testing.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to revenue recognition. This included certain controls related to the Company’s general information technology and application controls related to the systems utilized within the Company’s revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing the IT controls of the various systems interacting with the Company’s revenue recognition process. We recalculated revenue for system-generated sales transactions during the year using a software audit tool. For a sample of transactions, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers and cash receipts, and recalculated the amount of revenue recognized in the period based on the terms of the arrangement and the satisfaction of the underlying performance obligation. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Santa Clara, California
March 18, 2021

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,240,303	$283,134
Marketable securities	2,004,410	572,060
Accounts receivable, net of allowances of $36,844 and $7,634 as of January 31, 2021 and 2020, respectively	294,703	120,435
Deferred contract acquisition costs, current	136,630	44,885
Prepaid expenses and other current assets	116,819	75,008
Total current assets	4,792,865	1,095,522
Deferred contract acquisition costs, noncurrent	157,262	46,245
Property and equipment, net	149,924	57,138
Operating lease right-of-use assets	97,649	68,608
Goodwill	24,340	—
Other assets, noncurrent	75,953	22,332
Total assets	$5,297,993	$1,289,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,664	$1,596
Accrued expenses and other current liabilities	393,018	122,692
Deferred revenue, current	858,284	209,542
Total current liabilities	1,259,966	333,830
Deferred revenue, noncurrent	25,211	20,994
Operating lease liabilities, noncurrent	90,415	64,792
Other liabilities, noncurrent	61,634	36,286
Total liabilities	1,437,226	455,902
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of January 31, 2021 and 2020; zero shares issued and outstanding as of January 31, 2021 and 2020	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2021 and 2020; 215,737,924 and 123,391,114 shares issued and outstanding as of January 31, 2021 and 2020, respectively; 300,000,000 Class B shares authorized as of January 31, 2021 and 2020; 77,811,299 and 155,336,747 shares issued and outstanding as of January 31, 2021 and 2020, respectively	292	277
Additional paid-in capital	3,187,168	832,705
Accumulated other comprehensive income	839	809
Retained earnings	672,468	152
Total stockholders’ equity	3,860,767	833,943
Total liabilities and stockholders’ equity	$5,297,993	$1,289,845
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue	$2,651,368	$622,658	$330,517
Cost of revenue	821,989	115,396	61,001
Gross profit	1,829,379	507,262	269,516
Operating expenses:
Research and development	164,080	67,079	33,014
Sales and marketing	684,904	340,646	185,821
General and administrative	320,547	86,841	44,514
Total operating expenses	1,169,531	494,566	263,349
Income from operations	659,848	12,696	6,167
Interest income and other, net	18,186	13,666	2,182
Income before provision for income taxes	678,034	26,362	8,349
Provision for income taxes	5,718	1,057	765
Net income	672,316	25,305	7,584
Undistributed earnings attributable to participating securities	(789)	(3,555)	(7,584)
Net income attributable to common stockholders	$671,527	$21,750	$0
Net income per share attributable to common stockholders:
Basic	$2.37	$0.09	$0.00
Diluted	$2.25	$0.09	$0.00
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	283,853,654	233,641,336	84,483,094
Diluted	298,127,669	254,298,014	116,005,681
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net income	$672,316	$25,305	$7,584
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of tax	30	944	396
Comprehensive income	$672,346	$26,249	$7,980
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2018	152,665,804	$159,552	82,609,638	$80	$6,517	$(531)	$(32,737)	$(26,671)
Issuance of common stock upon exercise of stock options	—	—	7,717,797	9	2,302	—	—	2,311
Stock-based compensation expense	—	—	—	—	8,941	—	—	8,941
Other comprehensive income	—	—	—	—	—	396	—	396
Net income	—	—	—	—	—	—	7,584	7,584
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases and release of restricted stock units	—	—	18,501,767	19	9,752	—	—	9,771
Issuance of common stock reserved for charitable donations	—	—	500,000	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	490,268	—	15,482	—	—	15,482
Stock-based compensation expense	—	—	—	—	73,485	—	—	73,485
Other comprehensive income	—	—	—	—	—	944	—	944
Net income	—	—	—	—	—	—	25,305	25,305
Balance as of January 31, 2020	—	$—	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	5,882,353	6	1,979,538	—	—	1,979,544
Issuance of common stock upon exercise of stock options	—	—	7,378,477	7	29,100	—	—	29,107
Issuance of common stock upon release of restricted stock units	—	—	633,697	1	—	—	—	1
Charitable donation of common stock	—	—	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	—	—	923,553	1	38,432	—	—	38,433
Stock-based compensation expense	—	—	—	—	284,081	—	—	284,081
Other comprehensive income	—	—	—	—	—	30	—	30
Net income	—	—	—	—	—	—	672,316	672,316
Balance as of January 31, 2021	—	$—	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$672,316	$25,305	$7,584
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	275,818	73,109	8,941
Amortization of deferred contract acquisition costs	104,306	37,101	20,839
Provision for accounts receivable allowances	32,007	6,370	1,953
Depreciation and amortization	28,857	16,449	7,008
Charitable donation of common stock	23,312	—	—
Non-cash operating lease cost	10,887	6,885	—
Other	3,822	(1,068)	37
Changes in operating assets and liabilities:
Accounts receivable	(219,039)	(64,715)	(41,040)
Prepaid expenses and other assets	(68,521)	(24,805)	(7,971)
Deferred contract acquisition costs	(307,068)	(72,714)	(45,769)
Accounts payable	3,481	(2,030)	832
Accrued expenses and other liabilities	251,654	51,179	27,407
Deferred revenue	665,724	106,286	71,511
Operating lease liabilities, net	(6,379)	(5,460)	—
Net cash provided by operating activities	1,471,177	151,892	51,332
Cash flows from investing activities:
Purchases of marketable securities	(2,056,470)	(800,228)	(78,016)
Maturities of marketable securities	580,795	343,554	68,747
Sales of marketable securities	36,897	—	—
Purchases of property and equipment	(79,972)	(38,084)	(28,432)
Cash paid for acquisition, net of cash acquired	(26,486)	—	—
Purchase of equity investment	(8,000)	(3,000)	—
Purchases of intangible assets	(5,843)	(141)	(2,018)
Purchase of convertible promissory note	(5,000)	—	—
Other	1,659	(1,569)	—
Net cash used in investing activities	(1,562,420)	(499,468)	(39,719)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriting discounts and commissions and other offering costs	1,979,206	—	—
Proceeds from issuance of common stock for employee stock purchase plan	38,433	15,482	—
Proceeds from exercise of stock options, net of repurchases	28,550	9,169	3,565
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	4,088	48,547	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	542,492	(939)
Proceeds from issuance of convertible promissory notes and derivatives	—	—	15,000
Principal payments on capital lease obligations	—	—	(92)
Net cash provided by financing activities	2,050,277	615,690	17,534
Net increase in cash, cash equivalents, and restricted cash	1,959,034	268,114	29,147
Cash, cash equivalents, and restricted cash—beginning of year	334,082	65,968	36,821
Cash, cash equivalents, and restricted cash—end of year	$2,293,116	$334,082	$65,968

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$3,181	$1,070	$214
Supplemental disclosures of non-cash investing and financing information
Conversion of convertible preferred stock to Class B common stock upon initial public offering	$—	$159,552	$—
Conversion of debt to Class A common stock	$—	$15,344	$—
Purchase of equipment during the period included in accounts payable and accrued expenses	$34,514	$1,422	$3,284
Vesting of early exercised stock options and restricted stock awards	$558	$725	$277
Deferred offering costs, accrued but not paid	$—	$—	$1,490
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$2,240,303	$283,134	$63,624
Restricted cash, current included in prepaid expenses and other current assets	50,575	48,647	200
Restricted cash, noncurrent included in other assets, noncurrent	2,238	2,301	2,144
Total cash, cash equivalents, and restricted cash	$2,293,116	$334,082	$65,968
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a video-first unified communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, phone, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2021, for example, refer to the fiscal year ended January 31, 2021.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Zoom Video Communications, Inc., its subsidiaries, and a variable interest entity for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the allowance for credit losses, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, stock-based compensation expense, sales and other tax liabilities, the fair value of marketable securities, equity investment, convertible promissory note, acquired intangible assets and goodwill, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and our sales cycles. During the fiscal years ended January 31, 2021 and 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
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
No single customer accounted for more than 10% of accounts receivable at January 31, 2021 or 2020. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2021, 2020, or 2019.
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
As of January 31, 2021 and 2020, we had $50.5 million and $48.5 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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
Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

As of January 31, 2021

(in thousands)
Accounts receivable, gross	$331,547
Less: Allowance for credit losses	(20,500)
Less: Allowance for returns	(16,344)
Accounts receivable, net	$294,703
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and adjust based upon our expectations of changes in macroeconomic conditions that may impact the collectibility of outstanding receivables, including noncurrent accounts receivable. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period. Furthermore, the allowance for sales returns is recorded as an offset to accounts receivable, and changes to the allowance are classified as a reduction in revenue in the consolidated statements of operations. We estimate returns from sales to customers based on historical chargebacks and return rates.
For the fiscal year ended January 31, 2021, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2021.

(in thousands)
Balance as of January 31, 2020	$5,150
Provision for credit losses	25,651
Write-offs	(10,301)
Balance as of January 31, 2021	$20,500
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
Financial instruments consist of cash equivalents, restricted cash, marketable securities, accounts receivable, and accounts payable. Cash equivalents, restricted cash, and marketable securities are stated at fair value on a recurring basis. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Property and Equipment, Net
Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, determined to be three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of five years. Expenditures for maintenance and repairs are expensed as incurred. Significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Software Development Costs
We capitalize certain development costs related to our unified communications platform during the application development stage as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We have capitalized $19.4 million, $3.1 million, and $2.5 million of software development costs during the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
Leases
We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and applicable updates as of February 1, 2019, using the modified retrospective method of applying the new standard at the adoption date. Prior year comparative financial information was not recast under the new standard and continues to be presented under Accounting Standards Codification (“ASC”) 840.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2021, 2020, or 2019.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period.
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2021 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination, such as domains and intellectual property addresses. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the consolidated statements of operations. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal year ended January 31, 2021.
Revenue Recognition
We derive our revenue primarily from subscription agreements with customers for access to our unified communications platform and services. We also provide other services, which include professional services, consulting services, and online event hosting, which were immaterial to our consolidated financial statements. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services. We determine revenue recognition through the following steps:

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
2.Identification of the performance obligations in the contract
Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. Promised services or products under which both of these two criteria are not met are recognized as a combined, single performance obligation. Our performance obligations primarily relate to access to our unified communications platform, which consists of one or more software-based services. Our customers do not have the ability to take possession of our software, and through access to our platform, we provide a series of distinct software-based services that are satisfied over the term of the subscription.
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
Our unified communications platform and related services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
4.Allocation of the transaction price to the performance obligations in the contract
Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. Our contracts with multiple performance obligations are generally sold over the same subscription term and have the same pattern of transfer to the customer, and so they are accounted for as one combined performance obligation in the context of the contract. Accordingly, the transaction price is allocated to this single performance obligation.
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our unified communications platform and related services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation.
Professional services are time-based arrangements and revenue is recognized as these services are performed. Fees for services represent less than 2% of total revenue during the periods presented.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are composed of co-located data center costs, third-party cloud hosting costs, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development costs and acquired intangible assets, royalty payments, and allocated overhead costs. Indirect overhead costs associated with corporate facilities and related depreciation is allocated to cost of revenue and operating expenses based on applicable headcount.

Research and Development
Research and development costs include personnel-related expenses associated with our engineering personnel and consultants responsible for the design, development, and testing of our unified communications platform, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $34.8 million, $42.0 million, and $36.1 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
Stock-based compensation expense related to stock awards (including stock options, restricted stock awards (“RSAs”), RSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period.
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
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that they will not be realized. We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations.
We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management's expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.
Net Income Per Share Attributable to Common Stockholders
We calculate our net income per share attributable to Class A and Class B common stock using the two-class method required for companies with participating securities. We consider our convertible preferred stock and unvested common stock, which includes early exercised stock options and RSAs, to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of our declaration of a dividend for shares of common stock.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of our Class A and Class B common stock outstanding.
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
Revenue by geographical region can be found in the revenue recognition disclosures in Note 2 below. The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2021	2020

	(in thousands)
Americas	$138,093	$48,519
APAC	10,033	7,464
EMEA	1,798	1,155
Total property and equipment, net	$149,924	$57,138
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU No. 2016-13 and the related updates replace the existing incurred loss impairment model with an expected credit loss model, and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. We adopted the standard as of February 1, 2020, using the modified retrospective method of applying the new standard at the adoption date. Our adoption did not result in any cumulative effect adjustment in our consolidated financial statements upon adoption as of February 1, 2020.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We adopted ASU No. 2018-15, prospectively, as of February 1, 2020, and our adoption did not have a material impact on the consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2021		2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$1,831,694	69%	$500,622	81%	$270,132	82%
APAC	332,844	13	51,152	8	27,720	8
EMEA	486,830	18	70,884	11	32,665	10
Total	$2,651,368	100%	$622,658	100%	$330,517	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the consolidated balance sheets was $24.6 million and $12.5 million as of January 31, 2021 and 2020, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2021, 2020, and 2019 that was included in deferred revenue at the beginning of each period was $222.0 million, $119.1 million, and $50.3 million, respectively.
Remaining Performance Obligation
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2021, the aggregate amount of the transaction price allocated to our remaining performance obligations was $1,750.9 million, which consists of both billed consideration in the amount of $883.5 million and unbilled consideration in the amount of $867.4 million that we expect to recognize as revenue. We expect to recognize 70% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
Cost to Obtain a Contract
We primarily capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental costs from the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2021	2020

	(in thousands)
Beginning balance	$91,130	$55,516
Additions to deferred contract acquisition costs	307,068	72,715
Amortization of deferred contract acquisition costs	(104,306)	(37,101)
Ending balance	$293,892	$91,130
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$136,630	$44,885
Deferred contract acquisition costs, noncurrent	157,262	46,245
Total deferred contract acquisition costs	$293,892	$91,130

3.    Marketable Securities
As of January 31, 2021 and 2020, our marketable securities consisted of the following:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$26,222	$—	$—	$26,222
Agency bonds	461,335	79	(49)	461,365
Corporate and other debt securities	465,207	1,113	(64)	466,256
U.S. government agency securities	834,894	28	(257)	834,665
Treasury bills	215,902	6	(6)	215,902
Marketable securities	$2,003,560	$1,226	$(376)	$2,004,410

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$37,894	$—	$—	$37,894
Agency bonds	141,157	49	(43)	141,163
Corporate and other debt securities	320,407	775	(16)	321,166
U.S. government agency securities	71,794	45	(2)	71,837
Marketable securities	$571,252	$869	$(61)	$572,060
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the fiscal years ended January 31, 2021, 2020, and 2019.

The following table presents the contractual maturities of our marketable securities as of January 31, 2021 and 2020:

	As of January 31,
	2021	2020

	(in thousands)
Less than one year	$1,017,048	$315,900
Due in one to five years	987,362	256,160
Total	$2,004,410	$572,060

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$958,357	$958,357	$—	$—
Treasury bills	618,498	—	618,498	—
Cash equivalents	1,576,855	958,357	618,498	—
Commercial paper	26,222	—	26,222	—
Agency bonds	461,365	—	461,365	—
Corporate and other debt securities	466,256	—	466,256	—
U.S. government agency securities	834,665	—	834,665	—
Treasury bills	215,902	—	215,902	—
Marketable securities	2,004,410	—	2,004,410	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,238	—	2,238	—
Convertible note included in other assets, noncurrent	5,130	—	—	5,130
Total financial assets	$3,588,733	$958,357	$2,625,246	$5,130

	As of January 31, 2020
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$96,486	$96,486	$—	$—
Commercial paper	4,994	—	4,994	—
Agency bonds	9,999	—	9,999	—
Cash equivalents	111,479	96,486	14,993	—
Commercial paper	37,894	—	37,894	—
Agency bonds	141,163	—	141,163	—
Corporate and other debt securities	321,166	—	321,166	—
U.S. government agency securities	71,837	—	71,837	—
Marketable securities	572,060	—	572,060	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,301	—	2,301	—
Total financial assets	$685,940	$96,486	$589,454	$—

We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify the convertible note as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
We hold a non-marketable equity investment in a private company in the business of designing and developing video communications hardware. We do not have a controlling financial interest in the investee nor the ability to exercise significant influence over the operating and financial policies of the investee. We have elected to measure this investment, which does not have a readily determinable fair value, at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (i.e., using the measurement alternative). As of January 31, 2021 and 2020, the carrying amount of the equity investment was $13.5 million and $3.0 million, respectively. We classify the equity investment as Level 3 within the fair value hierarchy only if an impairment or observable adjustment is recognized during the period, as it is based on an observable transaction price at the transaction date and other unobservable inputs, such as volatility.
5.    Business Combinations
On May 7, 2020, we acquired 100% of the issued and outstanding share capital of Keybase, Inc. (“Keybase”), a secure messaging and file-sharing company, for purchase consideration of $42.9 million in cash. The acquisition helps us strengthen the security of our video communications platform by providing end-to-end encryption expertise. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 4.3 years as of January 31, 2021, and is amortized using the straight-line method over its estimated useful life.
Not included in the purchase consideration, we also entered into holdback agreements with certain employees for $20.0 million in cash payments, which are subject to such employees’ continued service with us. The holdback amount of $20.0 million will be treated as compensation for research and development over the required service period ranging from one to three years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Keybase have been included in our consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of Keybase have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.

6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2021	2020

	(in thousands)
Prepaid expenses	60,702	22,320
Restricted cash from international employee stock sales	50,475	48,547
Other	5,642	4,141
Prepaid expenses and other current assets	$116,819	$75,008
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2021	2020

	(in thousands)
Computer and office equipment	$137,445	$51,375
Software	36,216	10,855
Leasehold improvements	23,593	18,215
Furniture and fixtures	4,625	3,949
Property and equipment, gross	201,879	84,394
Less: accumulated depreciation and amortization	(51,955)	(27,256)
Property and equipment, net	$149,924	$57,138
Depreciation and amortization expense was $28.4 million, $16.4 million, and $7.0 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2021	2020

	(in thousands)
Accounts receivable, noncurrent	$28,008	$9,011
Equity investment	13,538	3,000
Prepaid expense, noncurrent	12,386	2,945
Indefinite-lived intangible assets	8,002	2,159
Convertible note	5,130	—
Intangible assets subject to amortization, net	2,814	—
Other	6,075	5,217
Other assets, noncurrent	$75,953	$22,332
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2021	2020

	(in thousands)
Accrued expenses	$157,167	$17,475
Accrued compensation and benefits	118,640	36,732
Proceeds from employee equity transactions to be remitted to employees and tax authorities	54,174	49,287
Sales and other tax liabilities	27,453	3,774
Customer deposit liabilities	13,050	3,414
Operating lease liabilities, current	15,601	7,675
Other	6,933	4,335
Accrued expenses and other current liabilities	$393,018	$122,692
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2021	2020

	(in thousands)
Sales and other tax liabilities	$58,133	$33,957
Other	3,501	2,329
Other liabilities, noncurrent	$61,634	$36,286

7.    Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to 9 years. We also enter into equipment operating lease agreements related to our HaaS offering. As a practical expedient, we account for HaaS with customers as a combined performance obligation with the right to access our unified communications platform under ASC 606, Revenue from Contracts with Customers. HaaS was immaterial to our consolidated financial statements. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2021 and 2020 was $14.5 million and $9.7 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2021 and 2020. Rent expense was $7.2 million for the fiscal year ended January 31, 2019, under Topic 840.

Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2021	2020
	(in thousands)
Reported as:
Assets:
Operating lease right-of-use assets	$97,649	$68,608
Liabilities:
Accrued expenses and other current liabilities	$15,601	$7,675
Operating lease liabilities, noncurrent	90,415	64,792
Total operating lease liabilities	$106,016	$72,467

Weighted average remaining lease term	6.1 years	7.5 years
Weighted average discount rate	4.5%	5.1%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2021	2020
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$13,717	$9,774
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$39,918	$34,993
As of January 31, 2021, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2021
(in thousands)
Year Ending January 31,
2022	$19,949
2023	21,313
2024	20,310
2025	20,216
2026	15,384
Thereafter	24,808
Total operating lease payments	$121,980
Less: imputed interest	(15,964)
Total operating lease liabilities	$106,016

8.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2021, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of $498.6 million.
License Agreement
In May 2020, we entered into a license agreement with MPEGLA to obtain the rights for future use of licensed intellectual property in exchange for periodic royalty payments. In connection with the license agreement, we made an initial royalty payment of $9.8 million to use the technology until December 31, 2020 and we made an additional payment of $9.8 million in the fourth quarter of fiscal year 2021 to use the technology until December 31, 2021. Both payments were amortized in cost of revenue on a straight-line basis in our consolidated statements of operations. For the fiscal year ended January 31, 2021, we recorded $10.6 million of such costs. In addition, we made a one-time payment of $9.8 million for past use, which was recorded in general and administrative expenses in our consolidated statements of operations for the fiscal year ended January 31, 2021.
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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2021 and 2020, we recorded sales and other tax liabilities of $85.6 million and $37.7 million, respectively, of which $27.5 million and $3.7 million are included in accrued expenses and other current liabilities, respectively, and $58.1 million and $34.0 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.
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
In June 2020 we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York “EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure.
Legal Proceedings
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the Northern District of California with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. We filed a motion to dismiss the first amended consolidated class action complaint on December 2, 2020, which is pending ruling by the court, and the parties are presently engaged in discovery, with plaintiffs’ motion for class certification due on June 25, 2021.
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the Northern District of California. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. The response to the complaint is currently stayed while the court considers a motion for reconsideration regarding its lead plaintiff appointment.
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
In September 2019, the FTC issued a CID to us requiring us to produce certain documents and materials and to answer certain interrogatories relating to our privacy and security representations and practices. Since then, we have fully cooperated with the investigation. In October 2020, we reached a proposed settlement agreement with the FTC staff, which would resolve the FTC’s allegations that certain of our statements and practices about our security constituted deceptive and unfair acts or practices in violation of the FTC Act. On November 10, 2020, the FTC Commissioners voted to approve the settlement and, on November 13, 2020, the FTC published the settlement in the Federal Register for a 30-day public comment period, which ended on December 13, 2020. On January 19, 2021, the FTC voted to finalize the settlement. Under the terms of the settlement, we neither admit nor deny the FTC’s allegations, and the FTC does not impose any fine or penalty upon us. We are required to implement certain injunctive provisions, including, among other things, refraining from making any misrepresentations regarding the privacy and security of our services or how we collect, maintain, use, delete, disclose, allow access to, and protect user information. It also requires us to implement a detailed information security program and obtain third-party security assessments periodically.
We do not expect the settlement to have a material impact on our financial results. We will cooperate with the FTC’s requirements and work to ensure compliance. Any failure to comply with the settlement may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources, all of which could result in a material loss or otherwise harm our business.
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
9.    Convertible Preferred Stock, Stockholders’ Equity (Deficit), and Equity Incentive Plans
Convertible Preferred Stock
Upon completion of the IPO in April 2019, all shares of convertible preferred stock outstanding, totaling 152,665,804 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $159.6 million was reclassified into stockholders’ equity. As of January 31, 2021 and 2020, there were no shares of convertible preferred stock issued and outstanding.
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
Equity Financing
On April 23, 2019, we completed our IPO, in which we issued and sold 9,911,434 shares of our Class A common stock at $36.00 per share. On April 18, 2019, the underwriters exercised their option to purchase an additional 3,130,435 shares of our Class A common stock at $36.00 per share. We received aggregate proceeds of $447.9 million, net of underwriters’ discounts and commissions. In connection with the IPO:
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
On January 15, 2021, we completed our follow-on public offering, in which we issued and sold 5,882,353 shares of our Class A common stock, including 735,294 shares pursuant to the full exercise of the underwriter's option to purchase additional shares, at $340.00 per share. We received aggregate proceeds of $1,980.0 million, net of underwriters’ discounts and commissions. The other related offering costs were immaterial.
Common Stock
Upon the completion of the IPO in April 2019, our amended and restated certificate of incorporation became effective, which also authorized the issuance of 2,000,000,000 shares of Class A common stock, $0.001 par value per share and 300,000,000 shares of Class B common stock, $0.001 par value per share.
We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2021	2020
Stock options outstanding	9,239,504	16,833,009
RSUs outstanding	4,510,730	1,964,668
ESPP purchase rights outstanding	724,883	1,323,662
Remaining shares available for future issuance under the 2011 and 2019 plan	44,584,783	33,604,587
Remaining shares available for future issuance under the ESPP	9,648,574	7,186,070
Total shares of Class A common stock reserved	68,708,474	60,911,996
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
In April 2019, we adopted the 2019 Plan, which became effective in connection with our IPO. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, RSAs, RSU awards, performance awards, and other forms of awards. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan becomes effective and (B) shares of Class B common stock subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan became effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan automatically increases on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Balance as of January 31, 2020	16,833,009	$5.73	7.6	$1,191,881
Granted	—	$—
Exercised	(7,378,477)	$3.87		$1,786,657
Canceled/forfeited/expired	(215,028)	$8.05
Balance as of January 31, 2021	9,239,504	$7.17	7.0	$3,371,457
Vested and exercisable as of January 31, 2021	4,641,908	$3.98	6.6	$1,708,663
There were no options granted for the fiscal year ended January 31, 2021. The weighted-average grant date fair value of options granted to employees during the fiscal years ended January 31, 2020 and 2019 was $25.17 and $6.28, respectively. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $1,786.7 million, $767.3 million, and $60.8 million during the fiscal years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options was $46.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year ended January 31,
	2020	2019
Expected term (years)	5.0 - 6.1	5.0 - 6.2
Expected volatility	49.9% - 53.2%	44.6% - 48.2%
Risk-free interest rate	1.6% - 2.5%	2.6% - 3.1%
Expected dividend yield	—	—
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

Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2020	1,964,668	$79.11
Granted	3,351,979	$241.32
Vested	(625,163)	$86.29
Canceled/forfeited	(180,754)	$181.18
Unvested as of January 31, 2021	4,510,730	$194.57
As of January 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $734.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2021 and 2020, 923,553 and 490,268 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $31.9 million, which is expected to be recognized over a weighted-average period of 0.4 years.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year ended January 31,
	2021	2020
Expected term (years)	0.5 - 2.1	0.5 - 2.1
Expected volatility	40.3% - 75.0%	40.3% - 56.2%
Risk-free interest rate	0.1% - 2.5%	1.5% - 2.5%
Expected dividend yield	—	—
Shares Reserved for Charitable Donations
During fiscal year 2020, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to nonprofit organizations. As of January 31, 2021, 94,844 shares of Class A common stock have been transferred to a donor advised fund through an unaffiliated nonprofit organization. We recorded a non-cash charge of

$23.3 million for the fair value of the donated shares, which was recorded in general and administrative expense in the consolidated statements of operations for the fiscal year ended January 31, 2021.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$34,960	$7,860	$1,119
Research and development	50,161	11,645	1,369
Sales and marketing	146,377	41,465	3,540
General and administrative	44,320	12,139	2,913
Total stock-based compensation expense	$275,818	$73,109	$8,941

10.    Income Taxes
The components of the net income before the provision for income taxes were as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Domestic	$663,909	$16,268	$(204)
Foreign	14,125	10,094	8,553
Total	$678,034	$26,362	$8,349
The provision for income taxes was as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Current:
Federal	$—	$—	$—
State	1,023	14	80
Foreign	3,933	2,226	685
Total current income tax expense	4,956	2,240	765
Deferred:
Federal	689	—	—
State	248	—	—
Foreign	(175)	(1,183)	—
Total deferred income tax expense	762	(1,183)	—
Total provision for income taxes	$5,718	$1,057	$765
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Tax at federal statutory rate	$142,387	$5,536	$1,764
State taxes	636	14	67
Foreign rate differential	89	(2,096)	(1,627)
Stock-based compensation	(302,362)	(32,070)	1,662
Permanent items	2,228	1,009	809
Research and development credits	(3,170)	(2,808)	(289)
Tax uncertainties	(607)	1,019	515
Change in valuation allowance	165,869	30,932	(1,438)
Other	648	(479)	(698)
Total	$5,718	$1,057	$765
Effective tax rate	0.8%	4.0%	9.2%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2021 and 2020 are as follows:

	As of January 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$341,487	$37,507
Research and development credit carryforwards	12,191	5,701
Stock-based compensation	37,255	4,145
Accruals and reserves	29,195	11,586
Deferred revenue	6,565	5,234
Operating lease liabilities	27,842	17,716
Total deferred tax assets	454,535	81,889
Valuation allowance	(335,051)	(36,353)
Total deferred tax assets net of valuation allowance	119,484	45,536

Deferred tax liabilities:
Property and equipment and intangible assets	(17,229)	(6,744)
Deferred contract acquisition costs	(76,593)	(21,156)
Operating right-of-use assets	(25,550)	(16,453)
Total deferred tax liabilities	(119,372)	(44,353)

Net deferred tax assets	$112	$1,183
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Management believes it is more likely than not that some deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded on U.S. and U.K. deferred tax assets as of January 31, 2021 and 2020. The valuation allowance increased $298.7 million and $35.5 million during the fiscal years ended January 31, 2021 and 2020, respectively, and was primarily attributable to net operating losses generated as a result of stock-based compensation windfall benefits. The valuation allowance decreased $2.3 million during the fiscal year ended January 31, 2019 and was primarily attributable to deferred tax liabilities generated from the capitalization of commissions for GAAP purposes.

We intend to continue maintaining a full valuation allowance on our deferred tax assets in the U.S. and U.K. until there is sufficient evidence to support the reversal of all or some portion of these allowances. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve.
As of January 31, 2021, we had net operating loss carryforwards of approximately $1,264.3 million for federal income tax purposes, a small portion of which will begin to expire in 2032 if unused. We had net operating loss carryforwards of approximately $797.0 million for state income tax purposes, which will begin to expire in the year 2027 if unused. We also had certain foreign net operating loss carryforwards of $34.1 million, which have an indefinite life.
As of January 31, 2021, we also had research and development credit carryforwards of approximately $13.6 million for federal income tax and $11.4 million for state income tax purposes. The federal research and development tax credit will begin to expire in 2036 if unused. State research and development tax credits carry forward indefinitely.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in thousands)

Balance - January 31, 2018	$1,976
Increases related to current year’s tax positions	802
Balance - January 31, 2019	2,778
Increases related to current year’s tax positions	5,328
Balance - January 31, 2020	8,106
Increases related to current year’s tax positions	6,001
Increases related to prior year’s tax positions	314
Current year acquisitions	885
Lapse of statute of limitations	(422)
Balance - January 31, 2021	$14,884
Included in the balance of unrecognized tax benefits as of January 31, 2021, 2020, and 2019, are $2.0 million, $2.0 million, and $1.0 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. During the fiscal year ended January 31, 2021, we recognized interest and penalties of $0.1 million, and had a cumulative liability of $0.2 million as of January 31, 2021. During the fiscal year ended January 31, 2020, we recognized interest and penalties of $0.3 million, and had a cumulative liability of $0.3 million as of January 31, 2020. During the fiscal year ended January 31, 2019, we recognized no interest and penalties.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2021, all of the years remain open to examination by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed into law. On December 27, 2020, the Consolidated Appropriations Act (2021) was passed into law. Both amended portions of relevant tax law and did not have a significant impact on the provision for income taxes for the fiscal year ended January 31, 2021. We will continue to monitor future guidance regarding these acts and other similar stimulus measures to determine any future impacts.
11.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$432,968	$239,348	$5,450	$19,855	$—	$7,584
Less: undistributed earnings attributable to participating securities	—	(789)	—	(3,555)	—	(7,584)
Net income attributable to common stockholders, basic	$432,968	$238,559	$5,450	$16,300	$—	$0
Reallocation of net income attributable to common stockholders	(14,321)	14,321	(439)	439	—	0
Net income attributable to common stockholders, diluted	$418,647	$252,880	$5,011	$16,739	$—	$0
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	183,015,245	100,838,409	58,541,269	175,100,067	—	84,483,094
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	185,860,412	112,267,257	58,583,874	195,714,140	—	116,005,681
Net income per share attributable to common stockholders, basic	$2.37	$2.37	$0.09	$0.09	$—	$0.00
Net income per share attributable to common stockholders, diluted	$2.25	$2.25	$0.09	$0.09	$—	$0.00
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	51,444	—	141,782	—	—	3,541,878
Unvested RSUs	98,941	—	606,971	—	—	—
Purchase rights committed under the ESPP	14,951	—	1,180,664	—	—	—
Total	165,336	—	1,929,417	—	—	3,541,878
The table above does not include 405,156 and 500,000 shares of issued Class A common stock held by us as of January 31, 2021 and 2020, respectively, that are reserved for the sole purpose of being transferred to nonprofit organizations.
In October 2018, we entered into a strategic partnership with Dropbox, Inc. (“Dropbox”), a global collaboration platform company, which involves the development of technology enabling integrated workflows for users between our platform and the Dropbox platform, as well as a strategic partnership with Atlassian, Inc. (“Atlassian”), a collaboration software company, which involves the development of technology enabling integrated workflows for users between our platform and Atlassian’s Jira Ops and Jira Service Desk products. As of January 31, 2019, we had issued unsecured three-year convertible promissory notes in the principal amounts of $5.0 million and $10.0 million to Dropbox and Atlassian, respectively, which accrued simple interest at 2.75% and 5.0% per annum, respectively. The convertible promissory notes are contingently convertible (convertible upon completion of an IPO or a qualified financing event), and the conditions for the convertible feature were not satisfied as of January 31, 2019. For fiscal year ended January 31, 2019, we have excluded these potential dilutive shares from the calculation of diluted net income per share attributable to common stockholders.

12.    Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years 2021 and 2020 is as follows:

	Three Months Ended
	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019

	(in thousands)
Revenue	$882,485	$777,196	$663,520	$328,167	$188,251	$166,593	$145,826	$121,988
Gross profit	$615,201	$518,469	$471,249	$224,460	$155,704	$135,748	$117,926	$97,884
Income (loss) from operations	$256,117	$192,242	$188,104	$23,385	$10,553	$(1,679)	$2,265	$1,557
Net income attributable to common stockholders	$260,393	$198,440	$185,742	$27,036	$15,313	$2,207	$5,521	$198
Net income per share attributable to common stockholders:
Basic	$0.91	$0.70	$0.66	$0.10	$0.06	$0.01	$0.02	$0.00
Diluted	$0.87	$0.66	$0.63	$0.09	$0.05	$0.01	$0.02	$0.00

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules:
Schedule II: Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016.	S-1	333-230444	4.2	March 22, 2019
4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder.	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-230444	10.2	April 8. 2019
10.3	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers, as amended	10-Q	001-38865	10.1	December 4, 2020
10.5#	Zoom Video Communications, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-230444	10.3	April 8, 2019
10.6#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-230444	10.4	March 22, 2019
10.7#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended
10.8#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Gant Notice	10-Q	001-38865	10.2	September 13, 2019
10.9#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.10#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018.	S-1	333-230444	10.5	March 22, 2019
10.11#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018.	S-1	333-230444	10.6	March 22, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Janine Pelosi, dated December 18, 2018.	S-1	333-230444	10.7	March 22, 2019
10.13#	Confirmatory Offer Letter by and between the Registrant and Kelly Steckelberg, dated December 18, 2018.	S-1	333-230444	10.8	March 22, 2019
10.14#	Offer Letter by and between the Registrant and Ryan Azus dated June 29, 2019.	10-Q	001-38865	10.4	September 13, 2019
10.15#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020
10.16#	Director Offer Letter by and between Zoom Video Communications, Inc. and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.17	Director Offer Letter by and between Zoom Video Communications, Inc. and Janet Napolitano dated November 2, 2020
10.18	Lease Agreement dated August 1, 2016, as amended, by and between the Registrant and KBSIII Almaden Financial Plaza, LLC.	S-1	333-230444	10.9	March 22, 2019
10.19	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC.	10-Q	001-38865	10.5	September 13, 2019

10.20	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020.	10-Q	001-38865	10.1	June 5, 2020
10.21#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended
10.22	Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of April 5, 2019.	S-1/A	333-230444	10.11	April 8, 2019
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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

(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2021, 2020, and 2019:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2021
Accounts receivable allowances	$7,634	$47,405	$(18,195)	$36,844
Deferred tax asset valuation allowance	$36,353	$298,698	$—	$335,051
Year ended January 31, 2020
Accounts receivable allowances	$2,071	$8,583	$(3,020)	$7,634
Deferred tax asset valuation allowance	$877	$35,476	$—	$36,353
Year ended January 31, 2019
Accounts receivable allowances	$560	$3,763	$(2,252)	$2,071
Deferred tax asset valuation allowance	$3,154	$—	$(2,277)	$877
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: March 18, 2021	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2021	By:	/s/ Kelly Steckelberg
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

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2021
Eric S. Yuan
/s/ Kelly Steckelberg	Chief Financial Officer (Principal Financial Officer)	March 18, 2021
Kelly Steckelberg

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2021
Shane Crehan

/s/ Jonathan Chadwick	Director	March 18, 2021
Jonathan Chadwick

/s/ Carl M. Eschenbach	Director	March 18, 2021
Carl M. Eschenbach

/s/ Peter Gassner	Director	March 18, 2021
Peter Gassner

/s/ Kimberly L. Hammonds	Director	March 18, 2021
Kimberly L. Hammonds

/s/ Herbert Raymond McMaster	Director	March 18, 2021
Herbert Raymond McMaster

/s/ Janet Napolitano	Director	March 18, 2021
Janet Napolitano

/s/ Dan Scheinman	Director	March 18, 2021
Dan Scheinman

/s/ Santiago Subotovsky	Director	March 18, 2021
Santiago Subotovsky

/s/ Bart Swanson	Director	March 18, 2021
Bart Swanson