Form 10-Q
period 2021-04-30
Zoom Video Communications, Inc.
filed 2021-06-02
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 21, 2021, the number of shares of the registrant’s Class A common stock outstanding was 236,782,193 and the number of shares of the registrant’s Class B common stock outstanding was 57,863,584.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2021

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
•If we were to lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,557,270	$2,240,303
Marketable securities	3,132,309	2,004,410
Accounts receivable, net of allowances of $33,664 and $36,844 as of April 30, 2021 and January 31, 2021, respectively	366,346	294,703
Deferred contract acquisition costs, current	148,645	136,630
Prepaid expenses and other current assets	136,326	116,819
Total current assets	5,340,896	4,792,865
Deferred contract acquisition costs, noncurrent	155,295	157,262
Property and equipment, net	192,410	149,924
Operating lease right-of-use assets	93,780	97,649
Goodwill	24,340	24,340
Other assets, noncurrent	81,890	75,953
Total assets	$5,888,611	$5,297,993
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,324	$8,664
Accrued expenses and other current liabilities	450,678	393,018
Deferred revenue, current	1,069,334	858,284
Total current liabilities	1,528,336	1,259,966
Deferred revenue, noncurrent	25,089	25,211
Operating lease liabilities, noncurrent	86,433	90,415
Other liabilities, noncurrent	56,020	61,634
Total liabilities	1,695,878	1,437,226
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of April 30, 2021 and January 31, 2021; zero shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2021 and January 31, 2021; 236,487,446 and 215,737,924 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively; 300,000,000 Class B shares authorized as of April 30, 2021 and January 31, 2021; 58,024,499 and 77,811,299 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	293	292
Additional paid-in capital	3,292,241	3,187,168
Accumulated other comprehensive income	200	839
Retained earnings	899,999	672,468
Total stockholders’ equity	4,192,733	3,860,767
Total liabilities and stockholders’ equity	$5,888,611	$5,297,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue	$956,237	$328,167
Cost of revenue	264,994	103,707
Gross profit	691,243	224,460
Operating expenses:
Research and development	65,175	26,389
Sales and marketing	245,667	121,556
General and administrative	154,089	53,130
Total operating expenses	464,931	201,075
Income from operations	226,312	23,385
Interest income and other, net	2,619	5,790
Income before provision for income taxes	228,931	29,175
Provision for income taxes	1,400	2,100
Net income	227,531	27,075
Undistributed earnings attributable to participating securities	(148)	(39)
Net income attributable to common stockholders	$227,383	$27,036
Net income per share attributable to common stockholders:
Basic	$0.77	$0.10
Diluted	$0.74	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	293,794,778	279,891,111
Diluted	305,412,419	295,184,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net income	$227,531	$27,075
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(639)	1,078
Comprehensive income	$226,892	$28,153
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	751,686	1	3,475	—	—	3,476
Issuance of common stock upon release of restricted stock units	211,036	—	—	—	—	—
Stock-based compensation expense	—	—	101,598	—	—	101,598
Other comprehensive loss	—	—	—	(639)	—	(639)
Net income	—	—	—	—	227,531	227,531
Balance as of April 30, 2021	294,511,945	$293	$3,292,241	$200	$899,999	$4,192,733

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon exercise of stock options	3,232,991	3	9,722	—	—	9,725
Issuance of common stock upon release of restricted stock units	27,877	—	—	—	—	—
Charitable donation of common stock	—	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	28,810	—	—	28,810
Other comprehensive income	—	—	—	1,078	—	1,078
Net income	—	—	—	—	27,075	27,075
Balance as of April 30, 2020	281,992,011	$280	$872,237	$1,887	$27,227	$901,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income	$227,531	$27,075
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	98,969	28,777
Amortization of deferred contract acquisition costs	37,766	16,287
Depreciation and amortization	10,663	5,339
Provision for accounts receivable allowances	4,055	3,868
Non-cash operating lease cost	4,274	2,248
Charitable donation of common stock	—	1,000
Other	5,866	(1,421)
Changes in operating assets and liabilities:
Accounts receivable	(75,665)	(142,501)
Prepaid expenses and other assets	(29,975)	(49,080)
Deferred contract acquisition costs	(47,813)	(124,854)
Accounts payable	1,592	1,756
Accrued expenses and other liabilities	88,656	167,322
Deferred revenue	210,896	322,862
Operating lease liabilities, net	(3,513)	287
Net cash provided by operating activities	533,302	258,965
Cash flows from investing activities:
Purchases of marketable securities	(1,425,451)	(207,546)
Maturities of marketable securities	291,047	137,014
Sales of marketable securities	—	26,613
Purchases of property and equipment	(79,074)	(7,272)
Purchase of equity investment	—	(8,000)
Purchase of convertible promissory note	(6,500)	(5,000)
Purchase of intangible assets	—	(162)
Other	—	1,319
Net cash used in investing activities	(1,219,978)	(63,034)
Cash flows from financing activities:
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(9,984)	218,540
Proceeds from exercise of stock options	3,368	9,586
Other	337	—
Net cash (used in) provided by financing activities	(6,279)	228,126
Net (decrease) increase in cash, cash equivalents, and restricted cash	(692,955)	424,057
Cash, cash equivalents, and restricted cash – beginning of period	2,293,116	334,082
Cash, cash equivalents, and restricted cash – end of period	$1,600,161	$758,139

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,557,270	$488,653
Restricted cash, current included in prepaid expenses and other current assets	40,648	267,191
Restricted cash, noncurrent included in other assets, noncurrent	2,243	2,295
Total cash, cash equivalents, and restricted cash	$1,600,161	$758,139
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
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
The condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, stock-based compensation expense, sales and other tax liabilities, the fair value of marketable securities, acquired intangible assets and goodwill, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could differ from those estimates.
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and our sales cycles. During the three months ended April 30, 2021 and 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021. There have been no significant changes to these policies during the three months ended April 30, 2021.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$635,784	66%	$245,633	75%
Asia Pacific (“APAC”)	123,763	13	31,278	9
Europe, Middle East, and Africa (“EMEA”)	196,690	21	51,256	16
Total	$956,237	100%	$328,167	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the condensed consolidated balance sheets was $28.8 million and $24.6 million as of April 30, 2021 and January 31, 2021, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended April 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $419.1 million and $98.0 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2021, the aggregate amount of the transaction price allocated to our remaining performance obligations was $2,073.4 million, which consisted of both billed consideration in the amount of $1,094.4 million and unbilled consideration in the amount of $979.0 million that we expect to recognize as revenue. We expect to recognize 72% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Marketable Securities
As of April 30, 2021 and January 31, 2021, our marketable securities consisted of the following:

	As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$57,707	$—	$—	$57,707
Agency bonds	515,261	44	(148)	515,157
Corporate and other debt securities	469,972	563	(107)	470,428
U.S. government agency securities	1,876,688	124	(292)	1,876,520
Treasury bills	212,484	13	—	212,497
Marketable securities	$3,132,112	$744	$(547)	$3,132,309

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$26,222	$—	$—	$26,222
Agency bonds	461,335	79	(49)	461,365
Corporate and other debt securities	465,207	1,113	(64)	466,256
U.S. government agency securities	834,894	28	(257)	834,665
Treasury bills	215,902	6	(6)	215,902
Marketable securities	$2,003,560	$1,226	$(376)	$2,004,410
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2021 and 2020.
The following table presents the contractual maturities of our marketable securities as of April 30, 2021 and January 31, 2021:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Less than one year	$1,597,693	$1,017,048
Due in one to five years	1,534,616	987,362
Total	$3,132,309	$2,004,410

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of April 30, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$631,128	$631,128	$—	$—
Treasury bills	172,565	—	172,565	—
Cash equivalents	803,693	631,128	172,565	—
Commercial paper	57,707	—	57,707	—
Agency bonds	515,157	—	515,157	—
Corporate and other debt securities	470,428	—	470,428	—
U.S. government agency securities	1,876,520	—	1,876,520	—
Treasury bills	212,497	—	212,497	—
Marketable securities	3,132,309	—	3,132,309	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,243	—	2,243	—
Convertible notes included in other assets, noncurrent	11,682	—	—	11,682
Total financial assets	$3,950,027	$631,128	$3,307,217	$11,682

	As of January 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$958,357	$958,357	$—	$—
Treasury bills	618,498	—	618,498	—
Cash equivalents	1,576,855	958,357	618,498	—
Commercial paper	26,222	—	26,222	—
Agency bonds	461,365	—	461,365	—
Corporate and other debt securities	466,256	—	466,256	—
U.S. government agency securities	834,665	—	834,665	—
Treasury bills	215,902	—	215,902	—
Marketable securities	2,004,410	—	2,004,410	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,238	—	2,238	—
Convertible note included in other assets, noncurrent	5,130	—	—	5,130
Total financial assets	$3,588,733	$958,357	$2,625,246	$5,130
We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify the convertible notes as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
5.    Business Combinations
On May 7, 2020, we acquired 100% of the issued and outstanding share capital of Keybase, Inc. (“Keybase”), a secure messaging and file-sharing company, for purchase consideration of $42.9 million in cash. The acquisition helps us strengthen the security of our video communications platform by providing end-to-end encryption (“E2EE”) expertise. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 4.0 years as of April 30, 2021, and is amortized using the straight-line method over its estimated useful life.
Not included in the purchase consideration, we also entered into holdback agreements with certain employees for $20.0 million in cash payments, which are subject to such employees’ continued service with us. The holdback amount of $20.0 million will be treated as compensation for research and development over the required service period ranging from one year to three years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Accounts receivable, gross	$400,010	$331,547
Less: Allowance for credit losses	(18,000)	(20,500)
Less: Allowance for returns	(15,664)	(16,344)
Accounts receivable, net	$366,346	$294,703
Below is a rollforward of our allowance for credit losses for the three months ended April 30, 2021 and 2020:

	2021	2020
	(in thousands)
Balance as of January 31	$20,500	$5,150
Provision for credit losses	1,028	3,771
Write-offs	(3,528)	(621)
Balance as of April 30	$18,000	$8,300
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Prepaid expenses	$73,992	$60,702
Restricted cash from international employee stock sales	40,548	50,475
Other receivables	19,265	4,107
Other	2,521	1,535
Prepaid expenses and other current assets	$136,326	$116,819
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Computer and office equipment	$178,923	$137,445
Software	42,493	36,216
Leasehold improvements	24,223	23,593
Furniture and fixtures	4,562	4,625
Property and equipment, gross	250,201	201,879
Less: accumulated depreciation and amortization	(57,791)	(51,955)
Property and equipment, net	$192,410	$149,924
Depreciation and amortization expense was $10.5 million and $5.3 million for the three months ended April 30, 2021 and 2020, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Accounts receivable, noncurrent	$26,981	$28,008
Equity investment	13,538	13,538
Prepaid expenses, noncurrent	12,568	12,386
Convertible notes	11,682	5,130
Indefinite-lived intangible assets	8,002	8,002
Intangible assets subject to amortization, net	2,653	2,814
Other	6,466	6,075
Other assets, noncurrent	$81,890	$75,953
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Accrued expenses	$215,466	$157,167
Accrued compensation and benefits	117,348	118,640
Proceeds from employee equity transactions to be remitted to employees and tax authorities	44,190	54,174
Sales and other tax liabilities	37,321	27,453
Operating lease liabilities, current	16,476	15,601
Customer deposit liabilities	13,046	13,050
Other	6,831	6,933
Accrued expenses and other current liabilities	$450,678	$393,018
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2021	January 31, 2021

	(in thousands)
Sales and other tax liabilities	$52,457	$58,133
Other	3,563	3,501
Other liabilities, noncurrent	$56,020	$61,634

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2021, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.

Other Contingencies
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur material fines, penalties, or other financial exposure.
Legal Proceedings
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff’s opposition to our motion to dismiss is due on July 9, 2021 and our reply in support of the motion to dismiss is due August 9, 2021. A hearing on the motion to dismiss is scheduled for August 26, 2021.
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
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the Court granted in part, and denied in part, our motion to dismiss, and gave Plaintiffs leave to amend. On April 7, 2021, the parties reported to the court that they had reached agreement on certain material terms of a settlement, and that they intended to complete negotiations, finalize the details of a settlement, formally memorialize the settlement, and present the settlement to the Court for approval as expeditiously as possible. Plaintiffs filed a second amended complaint on May 12, 2021. Pending finalization of the settlement, Plaintiffs’ motion for class certification is due June 25, 2021. Accordingly, we recorded an aggregate legal settlement charge of $66.9 million net of amounts estimated to be covered by insurance as a general and administrative expense in our condensed consolidated statement of operations for the three months ended April 30, 2021.
In September 2019, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us requiring us to produce certain documents and materials and to answer certain interrogatories relating to our privacy and security representations and practices. Since then, we have fully cooperated with the investigation. In October 2020, we reached a proposed settlement agreement with the FTC staff to resolve the FTC’s allegations that certain of our statements and practices about our security constituted deceptive and unfair acts or practices in violation of the FTC Act. On November 10, 2020, the FTC Commissioners voted to approve the settlement and, on November 13, 2020, the FTC published the settlement in the Federal Register for a 30-day public comment period, which ended on December 13, 2020. On January 19, 2021, the FTC voted to finalize the settlement. Under the terms of the settlement, we neither admit nor deny the FTC’s allegations, and the FTC does not impose any fine or penalty upon us. We are required to implement certain injunctive provisions, including, among other things, refraining from making any misrepresentations regarding the privacy and security of our services or how we collect, maintain, use, delete, disclose, allow access to, and protect user information. It also requires us to implement a detailed information security program and obtain third-party security assessments periodically.
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
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2021	9,239,504	$7.17	7.0	$3,371,457
Granted	—	$—
Exercised	(751,686)	$4.48
Canceled/forfeited/expired	(66,838)	$5.05
Balance as of April 30, 2021	8,420,980	$7.43	6.8	$2,628,512
Vested and exercisable as of April 30, 2021	4,853,741	$4.39	6.4	$1,529,787
As of April 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options was $39.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	4,510,730	$194.57
Granted	361,404	$334.88
Vested	(211,036)	$103.91
Canceled/forfeited	(40,793)	$260.68
Unvested as of April 30, 2021	4,620,305	$209.10
As of April 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $772.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of April 30, 2021, unrecognized stock-based compensation expense related to the ESPP was $10.2 million, which is expected to be recognized over a weighted-average period of 0.1 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cost of revenue	$14,066	$3,249
Research and development	20,819	5,224
Sales and marketing	51,812	17,123
General and administrative	12,272	3,181
Total stock-based compensation expense	$98,969	$28,777

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
The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2021	2020

	(in thousands, except percentages)
Income before provision for income taxes	$228,931	$29,175
Provision for income taxes	1,400	2,100
Effective tax rate	0.6%	7.2%
The provision for income taxes was $1.4 million and $2.1 million for the three months ended April 30, 2021 and 2020, respectively. The provision for income taxes for the three months ended April 30, 2021 consisted primarily of federal, state, and foreign income taxes. For the three months ended April 30, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily due to stock-based compensation and the valuation allowance on the U.S. and the U.K. deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2021, we believe it is more likely than not that the tax benefits of the U.S. and the U.K. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. and the U.K. losses incurred. We intend to maintain the full valuation allowance on the U.S. and the U.K. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve.
During the three months ended April 30, 2021, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the three months ended April 30, 2021.

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$177,405	$50,126	$14,007	$13,068
Less: Undistributed earnings attributable to participating securities	—	(148)	—	(39)
Net income attributable to common stockholders, basic	$177,405	$49,978	$14,007	$13,029
Reallocation of net income attributable to common stockholders	(4,308)	4,308	(591)	591
Net income attributable to common stockholders, diluted	$173,097	$54,286	$13,416	$13,620
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	229,220,253	64,574,525	145,004,142	134,886,969
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	232,497,872	72,914,547	146,472,265	148,712,693
Net income per share attributable to common stockholders, basic	$0.77	$0.77	$0.10	$0.10
Net income per share attributable to common stockholders, diluted	$0.74	$0.74	$0.09	$0.09
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
Unvested RSUs	279,046	—	41,999	—
Purchase rights committed under the ESPP	21,830	—	—	—
Outstanding stock options	—	—	205,776	—
Total	300,876	—	247,775	—
The table above does not include 405,156 and 493,156 shares of issued Class A common stock held by us as of April 30, 2021 and 2020, respectively, that are reserved for the sole purpose of being transferred to nonprofit organizations.
11.    Subsequent Events
In June 2021, we entered into an agreement with a technology company pursuant to which we have agreed to purchase $75.0 million of their ordinary shares in a concurrent private placement at a price per ordinary share equal to the per share IPO price (before underwriting discounts and expenses) in their IPO pursuant to a registration statement. The private placement is contingent upon, and is scheduled to close immediately subsequent to, the closing of their IPO as well as the satisfaction of certain conditions to closing.
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

We provide a video communications platform that delivers happiness and helps our users express ideas and connect to others. We connect people through our unified communications, developer, and events platform. Our platform is chosen by enterprises around the globe because it is reliable; scalable; secure; easy to deploy, use, and manage; provides an attractive return on investment; and integrates with a vast ecosystem of applications and physical spaces. We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 22 co-located data centers worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our video communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in three specific markets (United States/Canada, United Kingdom/Ireland, and Australia/New Zealand). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in more than 40 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage. In addition, the Zoom United plan launched in December 2020 provides a single license for customers to purchase Zoom Phone, Meetings and chat capabilities as a bundled offering.
Our revenue was $956.2 million and $328.2 million for the three months ended April 30, 2021 and 2020, respectively, representing a period-over-period growth rate of 191%. We had net income of $227.5 million and $27.1 million for the three months ended April 30, 2021 and 2020, respectively. Net cash provided by operating activities was $533.3 million and $259.0 million for the three months ended April 30, 2021 and 2020, respectively.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting many countries around the world. Governments have instituted lockdown or other similar measures to slow infection rates. Many organizations have resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. Schools, colleges, and universities globally have also closed as a result of this pandemic. Many of these institutions are utilizing our platform to provide remote instruction to their students. To help teachers and students navigate this unprecedented situation, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 domains worldwide.
While we have experienced a significant increase in paid hosts and revenue due to the pandemic, the aforementioned factors have also driven increased usage of our services and have required us to expand our network, data storage, and processing capacity, both in our own co-located data centers as well as through third-party cloud hosting, which has resulted, and is continuing to result, in an increase in our operating costs. Furthermore, a significant portion of the increase in usage of our platform is attributable to free Basic accounts and our removal of the time limit for school domains, which do not generate any revenue, but still require us to incur these additional operating costs to expand our capacity. Therefore, the recent increase in usage of our platform has adversely affected, and may continue to adversely affect, our gross margin.
In addition, there is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccinations become widely available, may result in a decline in paid hosts and users once individuals are no longer working or attending school from home.

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
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of April 30, 2021 and 2020.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability in two new countries and territories during fiscal year 2022, bringing the total to 46. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s new E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
In October 2020, we introduced two additions to the Zoom platform: OnZoom and Zoom Apps. OnZoom is an online event platform for Zoom users to create and host free, paid, and fundraising events. OnZoom is currently offered as a public beta for U.S. users to attend online events. Zoom Apps is a new app type coming soon to the Zoom App Marketplace. These in-product integrations will be accessible directly from Zoom Meetings client and are designed to enhance meeting workflows and increase productivity.

International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 34% and 25% of our total revenue for the three months ended April 30, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of April 30, 2021 and 2020, we had approximately 497,000 and 265,400 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Since the start of the COVID-19 pandemic, our customer cohort with 10 or fewer employees expanded as business owners and individual users adopted Zoom for many personal, professional, and social events. As a result, we have experienced a shift in the makeup of customer cohorts, with 37% of revenue attributable to customers with 10 or fewer employees during the three months ended April 30, 2021, compared to 30% for the three months ended April 30, 2020.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 19% and 23% of total revenue for the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and 2020, we had 1,999 and 769 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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

The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$533,302	$258,965
Less: purchases of property and equipment	(79,074)	(7,272)
Free cash flow (non-GAAP)	$454,228	$251,693
Net cash used in investing activities	$(1,219,978)	$(63,034)
Net cash (used in) provided by financing activities	$(6,279)	$228,126

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
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase in absolute dollars for the foreseeable future, as we expand our data center capacity due to increased usage stemming from the COVID-19 pandemic. However, the cost of revenue as a percentage of revenue may decrease over time as we scale our data centers to accommodate usage from our increased customer base and as the ratio of free to paid users varies.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, public relations, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include credit card processing fees related to sales and amortization of deferred contract acquisition costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily by increasing the headcount of our direct sales force and marketing investments in demand generation. As a result, we expect our sales and marketing expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; indirect taxes; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. However, given the litigation settlement expense, net of amounts estimated to be covered by insurance recorded in the current fiscal quarter, we expect our general and administrative expenses, both in absolute dollars and as a percentage of revenue, to be lower for the foreseeable future.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Revenue	$956,237	$328,167
Cost of revenue (1)	264,994	103,707
Gross profit	691,243	224,460
Operating expenses:
Research and development (1)	65,175	26,389
Sales and marketing (1)	245,667	121,556
General and administrative (1)	154,089	53,130
Total operating expenses	464,931	201,075
Income from operations	226,312	23,385
Interest income and other, net	2,619	5,790
Income before provision for income taxes	228,931	29,175
Provision for income taxes	1,400	2,100
Net income	$227,531	$27,075

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$14,066	$3,249
Research and development	20,819	5,224
Sales and marketing	51,812	17,123
General and administrative	12,272	3,181
Total stock-based compensation expense	$98,969	$28,777

	Three Months Ended April 30,
	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	28	32
Gross profit	72	68
Operating expenses:
Research and development	7	8
Sales and marketing	26	37
General and administrative	16	16
Total operating expenses	49	61
Income from operations	23	7
Interest income and other, net	1	2
Income before provision for income taxes	24	9
Provision for income taxes	0	1
Net income	24%	8%
Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Revenue	$956,237	$328,167	191%
Revenue for the three months ended April 30, 2021 increased by $628.1 million, or 191%, compared to the three months ended April 30, 2020. The increase in revenue was due to a combination of subscription services provided to new customers, which accounted for approximately 57% of the increase, and to subscription services provided to existing customers, which accounted for approximately 43% of the increase.
Cost of Revenue

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Cost of revenue	$264,994	$103,707	156%
Gross profit	691,243	224,460	208%
Gross margin	72%	68%
Cost of revenue for the three months ended April 30, 2021 increased by $161.3 million, or 156%, compared to the three months ended April 30, 2020. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also continued to experience an increase in usage from paid users as more companies utilized our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $120.3 million in costs related to third-party cloud hosting, integrated third-party PSTN services, and our co-located data centers to support the increase in customers and expanded use of our unified communications platform by existing and new customers. The remaining increase was primarily due to an increase of $24.6 million in personnel-related expenses, which includes an increase of $10.8 million in stock-based compensation expense, mainly driven by additional headcount; an increase of $7.4 million in professional services, mainly for customer support; and an increase of $4.6 million related to subscription to software-based services.
Gross margin increased to 72% for the three months ended April 30, 2021 from 68% for the three months ended April 30, 2020. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage stemming from the COVID-19 pandemic as well as lower rates from third-party cloud hosting providers.

Operating Expenses
Research and Development

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Research and development	$65,175	$26,389	147%
Research and development expense for the three months ended April 30, 2021 increased by $38.8 million, or 147%, compared to the three months ended April 30, 2020. The increase was primarily due to higher personnel-related expenses of $36.1 million, which includes a $15.6 million increase in stock-based compensation expense, mainly driven by additional headcount.
Sales and Marketing

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Sales and marketing	$245,667	$121,556	102%
Sales and marketing expense for the three months ended April 30, 2021 increased by $124.1 million, or 102%, compared to the three months ended April 30, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $97.2 million, mainly driven by additional headcount in our sales force to support increased demand, which includes a $34.7 million increase in stock-based compensation expense and a $21.5 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $14.0 million in credit card processing fees as a result of increased online payments, and an increase of $5.1 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs.
General and Administrative

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
General and administrative	$154,089	$53,130	190%
General and administrative expense for the three months ended April 30, 2021 increased by $101.0 million, or 190%, compared to the three months ended April 30, 2020. The increase in general and administrative expense was primarily due to an increase of $66.9 million in litigation settlement expense, net of amounts estimated to be covered by insurance; an increase of $22.6 million in personnel-related expenses, which includes a $9.1 million increase in stock-based compensation expense, mainly driven by additional headcount; and an increase of $14.6 million in professional services consisting primarily of legal and other professional service fees.
Interest Income and Other, Net

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Interest income and other, net	$2,619	$5,790	(55)%
Interest income and other, net for the three months ended April 30, 2021 decreased by $3.2 million, or 55%, compared to the three months ended April 30, 2020. The decrease was primarily due to a lack of remeasurement gain in our investments for the three months ended April 30, 2021, while $2.5 million was recorded for the three months ended April 30, 2020.

Provision for Income Taxes

	Three Months Ended April 30,
	2021	2020	% Change

	(in thousands)
Provision for income taxes	$1,400	$2,100	(33)%
Provision for income taxes for the three months ended April 30, 2021 decreased by $0.7 million, or 33%, compared to the three months ended April 30, 2020. The change was primarily due to a decrease in the annual effective tax rate attributable to increased net operating loss carryovers and stock-based compensation deductions. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.7 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$533,302	$258,965
Net cash used in investing activities	$(1,219,978)	$(63,034)
Net cash (used in) provided by financing activities	$(6,279)	$228,126
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to hosting our platform, and marketing expenses. Net cash provided by operating activities is affected by our net income adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $533.3 million for the three months ended April 30, 2021, compared to $259.0 million for the three months ended April 30, 2020. The increase in operating cash flow was due to an increase in net income of $200.5 million and an increase in non-cash adjustments of $105.5 million, which is primarily a result of higher stock-based compensation expense and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, offset by the negative impact from changes in operating assets and liabilities of $31.7 million.

Investing Activities
Net cash used in investing activities of $1,220.0 million for the three months ended April 30, 2021 was primarily due to net purchases of marketable securities of $1,134.4 million, purchases of property and equipment of $79.1 million, and purchases of convertible notes of $6.5 million.
Net cash used in investing activities of $63.0 million for the three months ended April 30, 2020 was primarily due to net purchases of marketable securities of $43.9 million, purchase of an equity investment of $8.0 million, purchases of property and equipment of $7.3 million, and purchase of a convertible note of $5.0 million.
Financing Activities
Net cash used in financing activities of $6.3 million for the three months ended April 30, 2021 was primarily due to proceeds from employee equity transactions remitted to employees and tax authorities, net, of $10.0 million, partially offset by proceeds from the exercise of stock options of $3.4 million.
Net cash provided by financing activities of $228.1 million for the three months ended April 30, 2020 was due to proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $218.5 million and proceeds from the exercise of stock options of $9.6 million.
Commitments and Contractual Obligations
There have been no material changes to our contractual obligations and commitments from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC under the Securities Act.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2021 and 2020. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,557.3 million and marketable securities of $3,132.3 million as of April 30, 2021. Cash and cash equivalents consist of bank deposits, money market funds, and treasury bills. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2021 and 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—Other Information
Item 1.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 7 - “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings,” which is incorporated herein by reference.
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
Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, including any new customers or hosts that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has tapered, or the perception that competitive products provide better, more secure, or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. Furthermore, as a result of the increased usage of our platform during the COVID-19 pandemic, our customer base has shifted largely from businesses and enterprises to a mix of businesses, enterprises, and consumers. This shift in mix could result in higher non-renewal rates than we have experienced in the past. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
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
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, in 2019 we introduced Zoom Phone, a cloud phone system that allows customers to replace their existing PBX solution, which will result in increased competition against companies that offer similar services and new competitors that may enter that market in the future. Also, in connection with the travel restrictions and stay-in-place policies resulting from the COVID-19 pandemic, we have seen a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; third-party integration; greater accessibility across devices or applications; access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC's decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC's rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC's new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Although we generated net income of $227.5 million for the three months ended April 30, 2021, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
We are subject to requirements imposed by app stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. For example, Apple recently began requiring mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. If we do not comply with applicable requirements imposed by app stores, we could lose access to the app store and users, and our business would be harmed.
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
Our operations involve the storage and transmission of customer and user data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this information, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from malicious code (such as viruses and worms), software bugs and vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, phishing incidents, credential stuffing attacks, employee theft, misuse of information or systems, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Moreover, security incidents can result in interruptions, delays, or outages in our operations and services, including due to ransomware or denial-of-service attacks. Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. We cannot be certain that we will be able to address any vulnerabilities in our software that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We expect similar issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products. We expect to expend significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. This discontinuance in use or failure to upgrade or renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 2,854 full-time employees as of April 30, 2020, to 5,059 full-time employees as of April 30, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in recent months and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 34% and 25% of our total revenue for the three months ended April 30, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•political and economic instability, including as a result of the United Kingdom's (“U.K.”) withdrawal from the European Union (“EU”), and other political tensions between countries in which we do business;
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
At the same time, our operations in China have caused and may in the future cause us to be subject to regulatory scrutiny both in China and in the United States. For example, in September 2019, the Chinese government turned off our service in China without warning and requested that we take certain steps prior to restoring our service, including designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. Also, in June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of

California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took relating to the Tiananmen commemorations on Zoom. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2021 and 2020, 23.0% and 14.9% of our revenue, respectively, and 12.2% and 13.1% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
In May 2021, the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with Federal records laws and other applicable laws. The Executive Order will lead to the development of secure software development practices and/or criteria for a consumer software labeling program, the criteria which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental changes in law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, or international tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Co-operation and Development ("OECD") and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the

OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
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
We recorded a valuation allowance against all of our deferred tax assets for the U.S. and U.K. as of both April 30, 2021 and January 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve.
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
For example, in June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the

Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, U.K. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the Standard Contractual Clauses, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses, as mechanisms for lawful personal information transfers to the United States and other countries. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses (“SCCs”). The new SCCs impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-

border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect EU regulators to aggressively enforce EU laws prohibiting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it possible that EU regulators could prevent Zoom from transferring any personal data out of the EU to certain countries like the U.S.
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
We have in the past and may in the future receive inquiries or be subject to investigations by domestic and international government entities regarding, among other things, our privacy, data protection, and information security practices. The result of these proceedings could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business. We also face litigation regarding our privacy and security practices, including alleged data sharing with third parties, in various jurisdictions. See “Legal Proceedings” for additional information.
We also have been the subject of an investigation by the FTC relating to our privacy and security representations and practices. We have reached a settlement agreement with the FTC, which the FTC voted to make final on January 19, 2021. See “Legal Proceedings” for additional information. We could fail or be perceived to fail to comply with the terms of the settlement with the FTC or any other orders or settlements relating to litigation or governmental investigations with respect to our privacy and security practices. Any failure or perceived failure to comply with such orders or settlements may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, policies, and other obligations that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform and services, which could have an adverse impact on our business.
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
The application of indirect taxes (such as sales tax, use tax, telecommunications tax, VAT, GST, and gross receipts tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those jurisdictions in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities and have accrued $52.5 million and $58.1 million as of April 30, 2021, and January 31, 2021, respectively, for loss contingencies resulting from these potential taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted initial and final voluntary self-disclosures concerning potential violations of U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”).
If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in fines and penalties. We may also be adversely affected through other penalties, business disruption, reputational harm, loss of access to certain markets, or otherwise. While we are working to implement additional controls designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
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
A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
Legislation has been adopted in Florida and has been introduced in at least five additional states that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. NetChoice and the Computer and Communications Industry Association have filed suit in federal court seeking to enjoin enforcement of Florida’s law and it is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2021, the holders of our outstanding Class B common stock held 71.0% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 62.2% of such voting power in the aggregate. As of April 30, 2021, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 8.3% of our outstanding capital stock but controlled approximately 29.8% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter endedApril 30, 2021, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: June 2, 2021	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2021	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)