Form 10-Q
period 2021-07-31
Zoom Video Communications, Inc.
filed 2021-08-31
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 23, 2021, the number of shares of the registrant’s Class A common stock outstanding was 240,744,533 and the number of shares of the registrant’s Class B common stock outstanding was 56,383,369.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications platform; the potential benefits of our proposed acquisition of Five9; our plans, objectives, expectations and intentions with respect to the combined company; the anticipated timing of closing of the proposed acquisition; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
•Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our communications platform largely due to the COVID-19 pandemic. We expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as a vaccine becomes widely available, and users return to work or school or are otherwise no longer subject to shelter-in-place mandates.
•We may not complete the proposed acquisition of Five9 within the time frame we anticipated or at all.
•We may fail to realize all of the anticipated benefits of the proposed acquisition of Five9 or those benefits may take longer to realize than expected.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of
	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,931,370	$2,240,303
Marketable securities	3,174,029	2,004,410
Accounts receivable, net of allowances of $34,629 and $36,844 as of July 31, 2021 and January 31, 2021, respectively	395,266	294,703
Deferred contract acquisition costs, current	162,126	136,630
Prepaid expenses and other current assets	172,288	116,819
Total current assets	5,835,079	4,792,865
Deferred contract acquisition costs, noncurrent	154,971	157,262
Property and equipment, net	193,852	149,924
Operating lease right-of-use assets	91,087	97,649
Strategic investments	137,795	18,668
Goodwill	26,247	24,340
Other assets, noncurrent	69,562	57,285
Total assets	$6,508,593	$5,297,993
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$49,762	$8,664
Accrued expenses and other current liabilities	482,162	393,018
Deferred revenue, current	1,154,449	858,284
Total current liabilities	1,686,373	1,259,966
Deferred revenue, noncurrent	23,579	25,211
Operating lease liabilities, noncurrent	83,009	90,415
Other liabilities, noncurrent	57,884	61,634
Total liabilities	1,850,845	1,437,226
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of July 31, 2021 and January 31, 2021; zero shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2021 and January 31, 2021; 240,479,735 and 215,737,924 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively; 300,000,000 Class B shares authorized as of July 31, 2021 and January 31, 2021; 56,547,588 and 77,811,299 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	296	292
Additional paid-in capital	3,440,222	3,187,168
Accumulated other comprehensive income	147	839
Retained earnings	1,217,083	672,468
Total stockholders’ equity	4,657,748	3,860,767
Total liabilities and stockholders’ equity	$6,508,593	$5,297,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$1,021,495	$663,520	$1,977,732	$991,687
Cost of revenue	261,256	192,271	526,250	295,978
Gross profit	760,239	471,249	1,451,482	695,709
Operating expenses:
Research and development	82,311	42,734	147,486	69,123
Sales and marketing	271,179	159,173	516,846	280,729
General and administrative	112,146	81,238	266,235	134,368
Total operating expenses	465,636	283,145	930,567	484,220
Income from operations	294,603	188,104	520,915	211,489
Gains on strategic investments	32,076	—	32,076	2,538
Interest income and other, net	(2,795)	2,081	(176)	5,333
Income before provision for income taxes	323,884	190,185	552,815	219,360
Provision for income taxes	6,800	4,196	8,200	6,296
Net income	317,084	185,989	544,615	213,064
Undistributed earnings attributable to participating securities	(154)	(247)	(309)	(305)
Net income attributable to common stockholders	$316,930	$185,742	$544,306	$212,759
Net income per share attributable to common stockholders:
Basic	$1.07	$0.66	$1.85	$0.76
Diluted	$1.04	$0.63	$1.78	$0.72
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	295,712,675	282,850,805	294,769,619	281,394,901
Diluted	305,861,051	297,162,309	305,652,628	296,408,229
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income	$317,084	$185,989	$544,615	$213,064
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(53)	885	(692)	1,963
Comprehensive income	$317,031	$186,874	$543,923	$215,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	294,511,945	$293	$3,292,241	$200	$899,999	$4,192,733
Issuance of common stock upon exercise of stock options	841,507	1	4,760	—	—	4,761
Issuance of common stock upon release of restricted stock units	971,922	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	105,376	—	—	105,376
Other comprehensive loss	—	—	—	(53)	—	(53)
Net income	—	—	—	—	317,084	317,084
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2020	281,992,011	$280	$872,237	$1,887	$27,227	$901,631
Issuance of common stock upon exercise of stock options	1,597,761	2	7,954	—	—	7,956
Issuance of common stock upon release of restricted stock units	147,023	—	—	—	—	—
Charitable donation of common stock	—	—	22,312	—	—	22,312
Issuance of common stock for employee stock purchase plan	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	59,279	—	—	59,279
Other comprehensive income	—	—	—	885	—	885
Net income	—	—	—	—	185,989	185,989
Balance as of July 31, 2020	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	1,593,193	2	8,235	—	—	8,237
Issuance of common stock upon release of restricted stock units	1,182,958	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	206,974	—	—	206,974
Other comprehensive loss	—	—	—	(692)	—	(692)
Net income	—	—	—	—	544,615	544,615
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon exercise of stock options	4,830,752	5	17,676	—	—	17,681
Issuance of common stock upon release of restricted stock units	174,900	—	—	—	—	—
Charitable donation of common stock	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	88,089	—	—	88,089
Other comprehensive income	—	—	—	1,963	—	1,963
Net income	—	—	—	—	213,064	213,064
Balance as of July 31, 2020	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income	$544,615	$213,064
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	201,111	85,632
Amortization of deferred contract acquisition costs	79,392	40,781
Gains on strategic investments	(32,076)	(2,538)
Depreciation and amortization	22,691	11,814
Provision for accounts receivable allowances	14,592	14,959
Non-cash operating lease cost	8,633	4,597
Charitable donation of common stock	—	23,312
Amortization on marketable securities	12,637	1,190
Other	264	838
Changes in operating assets and liabilities:
Accounts receivable	(117,259)	(196,926)
Prepaid expenses and other assets	(57,370)	(53,729)
Deferred contract acquisition costs	(102,597)	(213,790)
Accounts payable	43,960	10,871
Accrued expenses and other liabilities	93,809	202,066
Deferred revenue	296,636	519,149
Operating lease liabilities, net	(7,724)	(979)
Net cash provided by operating activities	1,001,314	660,311
Cash flows from investing activities:
Purchases of marketable securities	(2,094,587)	(484,882)
Maturities of marketable securities	791,906	287,338
Sales of marketable securities	119,569	36,897
Purchases of property and equipment	(92,049)	(35,253)
Purchases of strategic investments	(86,900)	(13,000)
Cash paid for acquisition, net of cash acquired	(2,121)	(26,486)
Purchase of intangible assets	—	(1,494)
Other	—	1,319
Net cash used in investing activities	(1,364,182)	(235,561)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock purchase plan	37,846	20,760
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	18,900	234,465
Proceeds from exercise of stock options	8,021	17,417
Other	337	—
Net cash provided by financing activities	65,104	272,642
Net (decrease) increase in cash, cash equivalents, and restricted cash	(297,764)	697,392
Cash, cash equivalents, and restricted cash – beginning of period	2,293,116	334,082
Cash, cash equivalents, and restricted cash – end of period	$1,995,352	$1,031,474

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,931,370	$748,944
Restricted cash, current included in prepaid expenses and other current assets	63,185	280,309
Restricted cash, noncurrent included in other assets, noncurrent	797	2,221
Total cash, cash equivalents, and restricted cash	$1,995,352	$1,031,474
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a communications platform that delivers happiness and fundamentally changes how people interact. We connect people through frictionless and secure video, phone, chat, and content sharing and enable face-to-face video experiences for thousands of people in a single meeting across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of Zoom Video Communications, Inc., its subsidiaries, and variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and our sales cycles. During the three and six months ended July 31, 2021 and 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021. There have been no significant changes to these policies during the six months ended July 31, 2021, except as noted below.

Strategic Investments
We hold strategic investments in publicly held equity securities and privately held debt and equity securities in which we do not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains on strategic investments in the condensed consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through gains on strategic investments in the condensed consolidated statements of operations. If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting for such investments. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheets.
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for impairment. As of July 31, 2021, we have not recognized any impairments to our privately held debt and equity securities.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$681,414	67%	$454,160	69%	$1,317,199	67%	$699,793	71%
Asia Pacific (“APAC”)	135,321	13	81,384	12	259,084	13	111,641	11
Europe, Middle East, and Africa (“EMEA”)	204,760	20	127,976	19	401,449	20	180,253	18
Total	$1,021,495	100%	$663,520	100%	$1,977,732	100%	$991,687	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances in the condensed consolidated balance sheets was $35.4 million and $24.6 million as of July 31, 2021 and January 31, 2021, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $480.5 million and $233.5 million, respectively, and $660.1 million and $166.4 million during the six months ended July 31, 2021 and 2020, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2021, the aggregate amount of the transaction price allocated to our remaining performance obligations was $2,346.3 million, which consisted of both billed consideration in the amount of $1,178.0 million and unbilled consideration in the amount of $1,168.3 million that we expect to recognize as revenue. We expect to recognize 69% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of July 31, 2021 and January 31, 2021, our marketable securities consisted of the following:

	As of July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$33,729	$—	$—	$33,729
Agency bonds	491,968	82	(53)	491,997
Corporate and other debt securities	380,373	314	(89)	380,598
U.S. government agency securities	2,213,814	157	(259)	2,213,712
Treasury bills	53,996	1	(4)	53,993
Marketable securities	$3,173,880	$554	$(405)	$3,174,029

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$26,222	$—	$—	$26,222
Agency bonds	461,335	79	(49)	461,365
Corporate and other debt securities	465,207	1,113	(64)	466,256
U.S. government agency securities	834,894	28	(257)	834,665
Treasury bills	215,902	6	(6)	215,902
Marketable securities	$2,003,560	$1,226	$(376)	$2,004,410
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2021 and 2020.
The following table presents the contractual maturities of our marketable securities as of July 31, 2021 and January 31, 2021:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Less than one year	$1,660,900	$1,017,048
Due in one to five years	1,513,129	987,362
Total	$3,174,029	$2,004,410

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2021 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Total

	(in thousands)
Equity securities	$107,076	$15,288	$122,364
Debt securities	15,431	—	15,431
Strategic investments	$122,507	$15,288	$137,795
Strategic investments by form and measurement category as of January 31, 2021 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Total

	(in thousands)
Equity securities	$—	$13,538	$13,538
Debt securities	5,130	—	5,130
Strategic investments	$5,130	$13,538	$18,668
On June 10, 2021, we made a strategic investment of $75.0 million for common shares of a technology company in a private placement concurrent with the investee company’s initial public offering. The investee’s shares are subject to a 180-day lock-up agreement. We recorded a gain of $32.1 million related to this investment in the second quarter of fiscal year 2022. As of July 31, 2021, the fair value of the investment was $107.1 million and our ownership interest represents approximately one percent of the economic interest of the investee’s outstanding capital stock.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of July 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,073	$688,073	$—	$—
Treasury bills	325,108	—	325,108	—
Cash equivalents	1,013,181	688,073	325,108	—
Commercial paper	33,729	—	33,729	—
Agency bonds	491,997	—	491,997	—
Corporate and other debt securities	380,598	—	380,598	—
U.S. government agency securities	2,213,712	—	2,213,712	—
Treasury bills	53,993	—	53,993	—
Marketable securities	3,174,029	—	3,174,029	—
Publicly held equity securities included in strategic investments	107,076	107,076	—	—
Privately held debt securities included in strategic investments	15,431	—	—	15,431
Certificates of deposit included in other assets, noncurrent	797	—	797	—
Total financial assets	$4,310,514	$795,149	$3,499,934	$15,431

	As of January 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$958,357	$958,357	$—	$—
Treasury bills	618,498	—	618,498	—
Cash equivalents	1,576,855	958,357	618,498	—
Commercial paper	26,222	—	26,222	—
Agency bonds	461,365	—	461,365	—
Corporate and other debt securities	466,256	—	466,256	—
U.S. government agency securities	834,665	—	834,665	—
Treasury bills	215,902	—	215,902	—
Marketable securities	2,004,410	—	2,004,410	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,238	—	2,238	—
Privately held debt securities included in strategic investments	5,130	—	—	5,130
Total financial assets	$3,588,733	$958,357	$2,625,246	$5,130
We classify our highly liquid money market funds and publicly held equity securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify our privately held debt securities as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
5.    Business Combinations
Completed Acquisitions
Karlsruhe Information Technology Solution - Kites GmbH
On July 1, 2021, we acquired 100% of all issued and outstanding share capital of Karlsruhe Information Technology Solution - Kites GmbH (“Kites”), a start-up dedicated to developing real-time Machine Translation (“MT”) solutions. The acquisition helps us advance the field of MT to improve meeting productivity and efficiency by providing multi-language translation capabilities for our users. The acquisition has been accounted for as a business combination. The purchase consideration for the acquisition and the related transaction costs were immaterial. The results of operations of Kites have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of Kites have not been presented, as the results do not have a material effect on any of the periods presented in our condensed consolidated statements of operations.
Keybase, Inc.
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
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 3.8 years as of July 31, 2021, and is amortized using the straight-line method over its estimated useful life.

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
Pending Acquisition
On July 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Five9, Inc. (“Five9”), a leading provider of the intelligent cloud contact center. Under the terms of the Merger Agreement, each issued and outstanding share of Five9 common stock will be converted into the right to receive 0.5533 shares of our Class A common stock. The transaction, which is anticipated to close in the first half of calendar year 2022, is subject to approval by Five9 stockholders, the receipt of required regulatory approvals, and other customary closing conditions.
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Accounts receivable, gross	$429,895	$331,547
Less: allowance for credit losses	(17,500)	(20,500)
Less: allowance for returns	(17,129)	(16,344)
Accounts receivable, net	$395,266	$294,703
Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2021 and 2020:

	2021	2020
	(in thousands)
Balance as of January 31	$20,500	$5,150
Provision for credit losses	8,029	13,723
Write-offs	(11,029)	(1,373)
Balance as of July 31	$17,500	$17,500

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Prepaid expenses	$87,428	$60,702
Restricted cash from international employee stock sales	63,185	50,475
Other	21,675	5,642
Prepaid expenses and other current assets	$172,288	$116,819
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Computer and office equipment	$183,778	$137,445
Software	49,353	36,216
Leasehold improvements	24,493	23,593
Furniture and fixtures	4,477	4,625
Property and equipment, gross	262,101	201,879
Less: accumulated depreciation and amortization	(68,249)	(51,955)
Property and equipment, net	$193,852	$149,924
Depreciation and amortization expense was $11.8 million and $6.4 million for the three months ended July 31, 2021 and 2020, respectively, and $22.3 million and $11.7 million for the six months ended July 31, 2021 and 2020, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Accounts receivable, noncurrent	$32,224	$28,008
Prepaid expenses, noncurrent	20,341	12,386
Other	16,997	16,891
Other assets, noncurrent	$69,562	$57,285

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Accrued expenses	$230,311	$157,167
Accrued compensation and benefits	100,376	118,640
Proceeds from employee equity transactions to be remitted to employees and tax authorities	73,074	54,174
Sales and other tax liabilities	32,992	27,453
Operating lease liabilities, current	17,355	15,601
Customer deposit liabilities	14,541	13,050
Other	13,513	6,933
Accrued expenses and other current liabilities	$482,162	$393,018
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2021	January 31, 2021

	(in thousands)
Sales and other tax liabilities	$54,187	$58,133
Other	3,697	3,501
Other liabilities, noncurrent	$57,884	$61,634

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the six months ended July 31, 2021, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.
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

Legal Proceedings
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was due August 9, 2021. On August 23, 2021, the judge took the motion under submission without oral argument.
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
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). We have also been sued under the DC private attorney general statute on behalf of members of the general public. The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. Under the terms of the settlement, if the court preliminarily approves it, we would pay $85.0 million into an escrow account that would be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. The court has set a hearing on plaintiffs’ motion for preliminary approval of the settlement for October 21, 2021. We recorded an aggregate legal settlement charge of $66.9 million net of amounts estimated to be covered by insurance as a general and administrative expense in our condensed consolidated statement of operations for the six months ended July 31, 2021.
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
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2021	9,239,504	$7.17	7.0	$3,371,457
Granted	—	$—
Exercised	(1,593,193)	$5.03
Canceled/forfeited/expired	(95,621)	$10.63
Balance as of July 31, 2021	7,550,690	$7.58	6.5	$2,797,668
Vested and exercisable as of July 31, 2021	4,851,663	$4.69	6.2	$1,811,636
As of July 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options was $32.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	4,510,730	$194.57
Granted	893,277	$347.05
Vested	(1,182,958)	$180.43
Canceled/forfeited	(129,309)	$245.34
Unvested as of July 31, 2021	4,091,740	$230.34
As of July 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $859.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of July 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $61.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$14,778	$7,727	$28,844	$10,976
Research and development	22,917	10,010	43,736	15,234
Sales and marketing	50,856	32,398	102,668	49,521
General and administrative	13,591	6,720	25,863	9,901
Total stock-based compensation expense	$102,142	$56,855	$201,111	$85,632

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
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands, except percentages)
Income before provision for income taxes	$323,884	$190,185	$552,815	$219,360
Provision for income taxes	6,800	4,196	8,200	6,296
Effective tax rate	2.1%	2.2%	1.5%	2.9%

The provision for income taxes was $6.8 million and $4.2 million for the three months ended July 31, 2021 and 2020, respectively, and $8.2 million and $6.3 million for the six months ended July 31, 2021 and 2020, respectively. The provision for income taxes for the three and six months ended July 31, 2021 consisted primarily of federal, state, and foreign income taxes. For the three and six months ended July 31, 2021 and 2020, the provision for income taxes differed from the U.S. federal statutory rate primarily due to stock-based compensation and the valuation allowance on the U.S. and the U.K. deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and six months ended July 31, 2021, we believe that it is more likely than not that the tax benefits of the U.S. and the U.K. losses incurred may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of the U.S. and the U.K. losses incurred. We intend to maintain the full valuation allowance on the U.S. and the U.K. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve and acquisitions of other businesses.
During the three and six months ended July 31, 2021, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the three and six months ended July 31, 2021.

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$255,513	$61,571	$122,474	$63,515	$431,889	$112,726	$125,297	$87,767
Less: undistributed earnings attributable to participating securities	—	(154)	—	(247)	—	(309)	—	(305)
Net income attributable to common stockholders, basic	$255,513	$61,417	$122,474	$63,268	$431,889	$112,417	$125,297	$87,462
Reallocation of net income attributable to common stockholders	(5,738)	5,738	(4,343)	4,343	(10,105)	10,105	(4,824)	4,824
Net income attributable to common stockholders, diluted	$249,775	$67,155	$118,131	$67,611	$421,784	$122,522	$120,473	$92,286
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	238,407,148	57,305,527	186,505,788	96,345,017	233,889,833	60,879,786	165,718,132	115,676,769
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	241,051,560	64,809,491	188,994,684	108,167,625	236,850,849	68,801,779	167,839,216	128,569,013
Net income per share attributable to common stockholders, basic	$1.07	$1.07	$0.66	$0.66	$1.85	$1.85	$0.76	$0.76
Net income per share attributable to common stockholders, diluted	$1.04	$1.04	$0.63	$0.63	$1.78	$1.78	$0.72	$0.72
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	323,313	—	85,596	—	301,179	—	598,728	—
Purchase rights committed under the ESPP	247,321	—	35,996	—	134,576	—	18,196	—
Total	570,634	—	121,592	—	435,755	—	616,924	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2021 and 2020 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
We provide a communications platform that delivers happiness and helps our users express ideas and connect to others. We connect people through our unified communications, developer, and events platform. Our platform is chosen by enterprises around the globe because it is reliable; scalable; secure; easy to deploy, use, and manage; provides an attractive return on investment; and integrates with a vast ecosystem of applications and physical spaces. We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 22 co-located data centers worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, Zoom Events, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in three specific markets (United States/Canada, United Kingdom/Ireland, and Australia/New Zealand). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage. In addition, the Zoom United plan launched in December 2020 provides a single license for customers to purchase Zoom Phone, Meetings and chat capabilities as a bundled offering.
Our revenue was $1,021.5 million and $663.5 million for the three months ended July 31, 2021 and 2020, respectively, representing a period-over-period growth rate of 54%. We had net income of $317.1 million and $186.0 million for the three months ended July 31, 2021 and 2020, respectively. Our revenue was $1,977.7 million and $991.7 million for the six months ended July 31, 2021 and 2020, respectively, representing a period-over-period growth rate of 99%. We had net income of $544.6 million and $213.1 million for the six months ended July 31, 2021 and 2020, respectively. Net cash provided by operating activities was $1,001.3 million and $660.3 million for the six months ended July 31, 2021 and 2020, respectively.
Recent Developments
On July 16, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Five9, Inc. (“Five9”), a leading provider of the intelligent cloud contact center. Under the terms of the Merger Agreement, each issued and outstanding share of Five9 common stock will be converted into the right to receive 0.5533 shares of our Class A common stock. The transaction, which is anticipated to close in the first half of calendar year 2022, is subject to approval by Five9 stockholders, the receipt of required regulatory approvals, and other customary closing conditions.
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
In addition, there is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccines become widely available, may result in a decline in paid hosts and users once individuals are no longer working or attending school from home.
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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom HaaS, Zoom for Home, Zoom Rooms at each office location, Zoom Events, and Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate in customers with more than 10 employees was greater than 130% as of July 31, 2021 and 2020.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability in three new countries and territories thus far in fiscal year 2022, bringing the total to 47. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s new E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
In October 2020, we introduced two additions to the Zoom platform: OnZoom and Zoom Apps. OnZoom is an online event platform for Zoom users to create and host free, paid, and fundraising events. OnZoom is currently offered as a public beta for U.S. users to attend online events. Zoom Apps, which became generally available in July 2021, is a new type of in-product integration that lets users bring their apps into Zoom Meetings to make their meetings more efficient and engaging.
In July 2021, we introduced Zoom Events. Zoom Events provides everything users need to build, host, and manage a virtual or hybrid event. Its capabilities include branded event hubs, multi-session events, chat-based attendee networking, and customizable ticketing and registration.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 33% and 31% of our total revenue for the three months ended July 31, 2021 and 2020, respectively, and 33% and 29% of our total revenue for the six months ended July 31, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of July 31, 2021 and 2020, we had approximately 504,900 and 370,200 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 20% and 17% of total revenue for the three months ended July 31, 2021 and 2020, respectively, and 20% and 20% of total revenue for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021 and 2020, we had 2,278 and 988 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,001,314	$660,311
Less: purchases of property and equipment	(92,049)	(35,253)
Free cash flow (non-GAAP)	$909,265	$625,058
Net cash used in investing activities	$(1,364,182)	$(235,561)
Net cash provided by financing activities	$65,104	$272,642

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; indirect taxes; litigation settlements, and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
Gains on Strategic Investments
Gains on strategic investments consist of remeasurement gains or losses on our equity investments.
Interest Income and Other, Net
Interest income and other, net consists primarily of interest income and net accretion on our marketable securities and effect of changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$1,021,495	$663,520	$1,977,732	$991,687
Cost of revenue (1)	261,256	192,271	526,250	295,978
Gross profit	760,239	471,249	1,451,482	695,709
Operating expenses:
Research and development (1)	82,311	42,734	147,486	69,123
Sales and marketing (1)	271,179	159,173	516,846	280,729
General and administrative (1)	112,146	81,238	266,235	134,368
Total operating expenses	465,636	283,145	930,567	484,220
Income from operations	294,603	188,104	520,915	211,489
Gains on strategic investments	32,076	—	32,076	2,538
Interest income and other, net	(2,795)	2,081	(176)	5,333
Income before provision for income taxes	323,884	190,185	552,815	219,360
Provision for income taxes	6,800	4,196	8,200	6,296
Net income	$317,084	$185,989	$544,615	$213,064

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$14,778	$7,727	$28,844	$10,976
Research and development	22,917	10,010	43,736	15,234
Sales and marketing	50,856	32,398	102,668	49,521
General and administrative	13,591	6,720	25,863	9,901
Total stock-based compensation expense	$102,142	$56,855	$201,111	$85,632

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	29	27	30
Gross profit	74	71	73	70
Operating expenses:
Research and development	8	7	7	7
Sales and marketing	26	24	26	28
General and administrative	11	12	14	14
Total operating expenses	45	43	47	49
Income from operations	29	28	26	21
Gains on strategic investments	3	—	2	0
Interest income and other, net	0	1	0	1
Income before provision for income taxes	32	29	28	22
Provision for income taxes	1	1	0	1
Net income	31%	28%	28%	21%

Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Revenue	$1,021,495	$663,520	54%
Revenue for the three months ended July 31, 2021 increased by $358.0 million, or 54%, compared to the three months ended July 31, 2020. The increase in revenue was due to a combination of subscription services provided to new customers, which accounted for approximately 74% of the increase, and subscription services provided to existing customers, which accounted for approximately 26% of the increase.
Cost of Revenue

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Cost of revenue	$261,256	$192,271	36%
Gross profit	760,239	471,249	61%
Gross margin	74%	71%
Cost of revenue for the three months ended July 31, 2021 increased by $69.0 million, or 36%, compared to the three months ended July 31, 2020. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also continued to experience an increase in usage from paid users as more companies utilized our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $33.0 million in costs related to third-party cloud hosting and our co-located data centers to support the increase in customers and expanded use of our communications platform by existing and new customers. The remaining increase was primarily due to an increase of $25.1 million in personnel-related expenses, which includes an increase of $7.1 million in stock-based compensation expense, mainly driven by additional headcount, and an increase of $6.6 million related to subscription to software-based services.
Gross margin increased to 74% for the three months ended July 31, 2021 from 71% for the three months ended July 31, 2020. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage as well as lower rates from third-party cloud hosting providers.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Research and development	$82,311	$42,734	93%
Research and development expense for the three months ended July 31, 2021 increased by $39.6 million, or 93%, compared to the three months ended July 31, 2020. The increase was primarily due to higher personnel-related expenses of $40.1 million, which includes a $12.9 million increase in stock-based compensation expense, mainly driven by additional headcount.

Sales and Marketing

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Sales and marketing	$271,179	$159,173	70%
Sales and marketing expense for the three months ended July 31, 2021 increased by $112.0 million, or 70%, compared to the three months ended July 31, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $73.1 million, mainly driven by additional headcount in our sales force to support increased demand, which includes a $18.5 million increase in stock-based compensation expense and a $17.1 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $26.5 million in marketing and sales event-related costs, mainly due to an increase in digital programs, and an increase of $3.4 million in credit card processing fees as a result of increased online payments.
General and Administrative

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
General and administrative	$112,146	$81,238	38%
General and administrative expense for the three months ended July 31, 2021 increased by $30.9 million, or 38%, compared to the three months ended July 31, 2020. The increase in general and administrative expense was primarily due to an increase of $20.6 million in professional services consisting primarily of legal and other professional service fees; an increase of $20.2 million in personnel-related expenses, which includes a $6.9 million increase in stock-based compensation expense, mainly driven by additional headcount; an increase of $9.1 million related to subscription to software-based services; and an increase of $8.6 million in expenses related to mergers and strategic investments; partially offset by a decrease of $23.1 million in charitable donation related mainly to shares transferred to a donor advised fund.
Gains on Strategic Investments

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Gains on strategic investments	$32,076	$—	100%
Gains on strategic investments of $32.1 million recognized during the three months ended July 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities.
Interest Income and Other, Net

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Interest income and other, net	$(2,795)	$2,081	(234)%
Interest income and other, net for the three months ended July 31, 2021 decreased by $4.9 million, or 234%, compared to the three months ended July 31, 2020. The decrease was primarily attributable to a loss of $4.4 million related to changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Provision for income taxes	$6,800	$4,196	62%
Provision for income taxes for the three months ended July 31, 2021 increased by $2.6 million, or 62%, compared to the three months ended July 31, 2020. The change was primarily due to increases in global income and decreases in stock-based compensation deductions for tax purposes. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Revenue	$1,977,732	$991,687	99%
Revenue for the six months ended July 31, 2021 increased by $986.0 million, or 99%, compared to the six months ended July 31, 2020. The increase in revenue was due to a combination of subscription services provided to existing customers, which accounted for approximately 51% of the increase, and subscription services provided to new customers, which accounted for approximately 49% of the increase.
Cost of Revenue

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Cost of revenue	$526,250	$295,978	78%
Gross profit	1,451,482	695,709	109%
Gross margin	73%	70%
Cost of revenue for the six months ended July 31, 2021 increased by $230.3 million, or 78%, compared to the six months ended July 31, 2020. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also continued to experience an increase in usage from paid users as more companies utilized our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $153.7 million in costs related to third-party cloud hosting and our co-located data centers to support the increase in customers and expanded use of our communications platform by existing and new customers. The remaining increase was primarily due to an increase of $49.7 million in personnel-related expenses, which includes an increase of $17.9 million in stock-based compensation expense, mainly driven by additional headcount; an increase of $10.7 million related to subscription to software-based services; and an increase of $8.5 million in professional services, mainly for customer support.
Gross margin increased to 73% for the six months ended July 31, 2021 from 70% for the six months ended July 31, 2020. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage as well as lower rates from third-party cloud hosting providers.

Operating Expenses
Research and Development

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Research and development	$147,486	$69,123	113%
Research and development expense for the six months ended July 31, 2021 increased by $78.4 million, or 113%, compared to the six months ended July 31, 2020. The increase was primarily due to higher personnel-related expenses of $76.2 million, which includes a $28.5 million increase in stock-based compensation expense, mainly driven by additional headcount.
Sales and Marketing

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Sales and marketing	$516,846	$280,729	84%
Sales and marketing expense for the six months ended July 31, 2021 increased by $236.1 million, or 84%, compared to the six months ended July 31, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $164.8 million, mainly driven by additional headcount in our sales force to support increased demand, which includes a $53.1 million increase in stock-based compensation expense and a $38.6 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $31.6 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs and an increase of $17.3 million in credit card processing fees as a result of increased online payments.
General and Administrative

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
General and administrative	$266,235	$134,368	98%
General and administrative expense for the six months ended July 31, 2021 increased by $131.9 million, or 98%, compared to the six months ended July 31, 2020. The increase in general and administrative expense was primarily due to an increase of $66.9 million in litigation settlement expense, net of amounts estimated to be covered by insurance; an increase of $42.8 million in personnel-related expenses, which includes a $16.0 million increase in stock-based compensation expense, mainly driven by additional headcount; an increase of $35.3 million in professional services consisting primarily of legal and other professional service fees; an increase of $18.2 million related to subscription to software-based services; and an increase of $7.9 million in expenses related to mergers and strategic investments; partially offset by a decrease of $25.3 million in charitable donation related mainly to shares transferred to a donor advised fund and a decrease of $10.3 million related to a contingent liability for sales and other indirect tax.
Gains on Strategic Investments

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Gains on strategic investments	$32,076	$2,538	1,164%
Gains on strategic investments of $32.1 million recognized during the six months ended July 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities, while we had gains on strategic investments of $2.5 million recognized during the six months ended July 31, 2020.

Interest Income and Other, Net

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Interest income and other, net	$(176)	$5,333	(103)%
Interest income and other, net for the six months ended July 31, 2021 decreased by $5.5 million, or 103%, compared to the six months ended July 31, 2020. The decrease was primarily attributable to a loss of $5.6 million related to changes in foreign currency exchange rates.
Provision for Income Taxes

	Six Months Ended July 31,
	2021	2020	% Change

	(in thousands)
Provision for income taxes	$8,200	$6,296	30%
Provision for income taxes for the six months ended July 31, 2021 increased by $1.9 million, or 30%, compared to the six months ended July 31, 2020. The change was primarily due to increases in global income and decreases in stock-based compensation deductions for tax purposes. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.1 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,001,314	$660,311
Net cash used in investing activities	$(1,364,182)	$(235,561)
Net cash provided by financing activities	$65,104	$272,642
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
Net cash provided by operating activities was $1,001.3 million for the six months ended July 31, 2021, compared to $660.3 million for the six months ended July 31, 2020. The increase in operating cash flow was due to an increase in net income of $331.6 million and an increase in non-cash adjustments of $126.7 million, which is primarily a result of higher stock-based compensation expense and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, offset by the negative impact from changes in operating assets and liabilities of $117.3 million.
Investing Activities
Net cash used in investing activities of $1,364.2 million for the six months ended July 31, 2021 was due to net purchases of marketable securities of $1,183.1 million, purchases of property and equipment of $92.0 million, purchases of strategic investments of $86.9 million, and cash paid for acquisition, net of cash acquired, of $2.1 million.
Net cash used in investing activities of $235.6 million for the six months ended July 31, 2020 was primarily due to net purchases of marketable securities of $160.6 million, purchases of property and equipment of $35.3 million, cash paid for acquisition, net of cash acquired, of $26.5 million, and purchases of strategic investments of $13.0 million.
Financing Activities
Net cash provided by financing activities of $65.1 million for the six months ended July 31, 2021 was primarily due to proceeds from issuance of common stock under our ESPP of $37.8 million, proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $18.9 million, and proceeds from the exercise of stock options of $8.0 million.
Net cash provided by financing activities of $272.6 million for the six months ended July 31, 2020 was due to proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $234.5 million, proceeds from issuance of common stock under our ESPP of $20.8 million, and proceeds from the exercise of stock options of $17.4 million.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2021 and 2020. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,931.4 million and marketable securities of $3,174.0 million as of July 31, 2021. Cash and cash equivalents consist of bank deposits, money market funds, and treasury bills. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2021 and 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Although we generated net income of $317.1 million and $544.6 million for the three and six months ended July 31, 2021, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 3,427 full-time employees as of July 31, 2020, to 5,725 full-time employees as of July 31, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in recent months and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 33% and 31% of our total revenue for the three months ended July 31, 2021 and 2020, respectively, and 33% and 29% of our revenue for the six months ended July 31, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2021 and 2020, 23.0% and 19.0% of our revenue, respectively, and 13.9% and 12.0% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals, other fundamental changes in law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Co-operation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes (“DST”), many of which would apply to revenues derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the

OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
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
We recorded a valuation allowance against all of our deferred tax assets for the U.S. and U.K. as of both July 31, 2021 and January 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets for these jurisdictions until there is sufficient evidence to support the reversal of all or some portion of these allowances. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (pretax income adjusted for permanent differences) that we are able to actually achieve and acquisitions of other businesses.
We have acquired and may continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, or dilute stockholder value.
We have made and may continue in the future to make acquisitions of other companies, products, and technologies. For example, we announced our proposed acquisition of Five9 in July 2021, which is expected to close in the first half of calendar year 2022. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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

We may not complete the proposed acquisition of Five9 within the time frame we anticipated or at all.
The completion of the proposed acquisition of Five9 is subject to a number of conditions, including receipt of Five9 stockholder approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of other approvals, consents or clearances under specified antitrust and foreign investment laws or in connection with certain telecommunications laws. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.

We may fail to realize all of the anticipated benefits of the proposed acquisition of Five9 or those benefits may take longer to realize than expected.
We believe that there are significant benefits and synergies that may be realized through leveraging the products, scale and combined enterprise customer bases of Zoom and Five9. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the transactions contemplated by the merger agreement, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the merger and negatively impact the price of our Class A common stock.
Following completion of the proposed acquisition, our success will depend, in part, on our ability to manage our expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Five9 into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with industry contacts and business partners. In addition, we will need to manage the international operations of Five9, including engineering personnel and operations in Russia, which may pose regulatory, economic and political risks as well as additional challenges if the relationship between Russia and the United States worsens significantly, or if either Russia or the United States imposes or implements new or augmented economic sanctions, supply chain restrictions or other restrictions on doing business. For example, in recent years, the U.S. Government has expressed concerns with the security of information and communications technology and services (which we refer to as “ICTS”) sourced from providers in China, Russia, and other jurisdictions. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions from specified countries, including Russia. Several aspects of the rule remain uncertain, including the scope of affected transactions and how the rule will be implemented and enforced in practice. This rule could potentially impact Five9’s business and the ability to offer Five9 products and services in certain circumstances.
In addition, we and Five9 will be required to devote significant attention and resources prior to closing to prepare for the post-closing integration and operation of the surviving company, and we will be required post-closing to devote significant attention and resources to successfully align our business practices and operations with those of Five9. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the merger.
We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our prospects and future results of operations.
Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our communications platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities. The COVID-19 pandemic has also made it difficult to forecast revenue, costs, and expenses, as our platform has recently faced unprecedented usage from free users and new and existing customers, requiring us to devote significant resources to bolster our capacity and infrastructure. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.

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
Further, the U.K.'s decision to leave the EU, often referred to as Brexit, has created uncertainty in data protection issues involving the U.K. For example, pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the European Economic Area (“EEA”) to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the European Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and can intervene if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. Additionally, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, U.K. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses, as mechanisms for lawful personal information transfers to the United States and other countries. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect EU regulators to aggressively enforce EU laws prohibiting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it possible that EU regulators could prevent Zoom from transferring any personal data out of the EU to certain countries like the U.S.
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
The CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states may follow California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023.
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
Further, in recent years, the U.S. Government has expressed concerns with the security of ICTS sourced from providers in China, Russia, and other jurisdictions. In May 2019, former President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of ICTS in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as China. Several aspects of this rule remain unclear including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
We may be subject to additional liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. States and local taxing authorities have differing rules and regulations which are subject to varying interpretations. This makes the applicability of sales tax to e-commerce businesses, such as ours, uncertain and complex. We believe that we are not otherwise subject to, or required to collect, additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. There is uncertainty as to what constitutes sufficient nexus for sales made over the Internet and, after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, states may require an e-commerce business with no in-state property or personnel to collect and remit sales tax. Therefore, it is possible that we could face future audits or challenges of our positions by taxing authorities and that our liability for these taxes could exceed our estimates. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers, including users in embargoed or sanctioned countries, in apparent violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted initial and final voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, in June 2021, we submitted an initial voluntary self-disclosure to BIS regarding compliance with certain U.S. export control laws and regulations.
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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Legislation has been adopted in Florida and has been introduced in at least five additional states that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. After NetChoice and the Computer and Communications Industry Association filed suit in federal court, a judge enjoined enforcement of Florida’s law and a notice of appeal was filed with the U.S. Court of Appeals for the Eleventh Circuit. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2021, the holders of our outstanding Class B common stock held 70.2% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 62.4% of such voting power in the aggregate. As of July 31, 2021, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 8.0% of our outstanding capital stock but controlled approximately 29.6% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1¥	Agreement and Plan of Merger, dated as of July 6, 2021, by and among Zoom Video Communications, Inc. Five9 Inc. and Summer Merger Sub, Inc.	8-K	001-38865	2.1	July 19, 2021
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1*	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, has been formatted in Inline XBRL)
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
¥ Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Zoom Video Communications, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that Zoom Video Communications, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOM VIDEO COMMUNICATIONS, INC.

Date: August 31, 2021	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2021	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)