Form 10-Q
period 2021-10-31
Zoom Video Communications, Inc.
filed 2021-11-23
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, the number of shares of the registrant’s Class A common stock outstanding was 242,239,793 and the number of shares of the registrant’s Class B common stock outstanding was 55,754,775.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2021

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
•Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our communications platform largely due to the COVID-19 pandemic. We expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2021	January 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,322,435	$2,240,303
Marketable securities	4,095,520	2,004,410
Accounts receivable, net of allowances of $34,078 and $36,844 as of October 31, 2021 and January 31, 2021, respectively	377,874	294,703
Deferred contract acquisition costs, current	177,966	136,630
Prepaid expenses and other current assets	138,921	116,819
Total current assets	6,112,716	4,792,865
Deferred contract acquisition costs, noncurrent	155,541	157,262
Property and equipment, net	212,655	149,924
Operating lease right-of-use assets	88,335	97,649
Strategic investments	299,750	18,668
Goodwill	26,247	24,340
Other assets, noncurrent	83,727	57,285
Total assets	$6,978,971	$5,297,993
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,064	$8,664
Accrued expenses and other current liabilities	509,874	393,018
Deferred revenue, current	1,161,442	858,284
Total current liabilities	1,691,380	1,259,966
Deferred revenue, noncurrent	24,677	25,211
Operating lease liabilities, noncurrent	79,319	90,415
Other liabilities, noncurrent	69,910	61,634
Total liabilities	1,865,286	1,437,226
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of October 31, 2021 and January 31, 2021; zero shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2021 and January 31, 2021; 242,019,615 and 215,737,924 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively; 300,000,000 Class B shares authorized as of October 31, 2021 and January 31, 2021; 55,917,342 and 77,811,299 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	297	292
Additional paid-in capital	3,561,050	3,187,168
Accumulated other comprehensive (loss) income	(5,128)	839
Retained earnings	1,557,466	672,468
Total stockholders’ equity	5,113,685	3,860,767
Total liabilities and stockholders’ equity	$6,978,971	$5,297,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$1,050,756	$777,196	$3,028,488	$1,768,883
Cost of revenue	270,957	258,727	797,207	554,705
Gross profit	779,799	518,469	2,231,281	1,214,178
Operating expenses:
Research and development	98,508	42,582	245,994	111,705
Sales and marketing	293,698	190,157	810,544	470,886
General and administrative	96,736	93,488	362,971	227,856
Total operating expenses	488,942	326,227	1,419,509	810,447
Income from operations	290,857	192,242	811,772	403,731
Gains on strategic investments, net	122,421	—	154,497	2,538
Interest income and other, net	(2,995)	1,779	(3,171)	7,112
Income before provision for (benefit from) income taxes	410,283	194,021	963,098	413,381
Provision for (benefit from) income taxes	69,900	(4,621)	78,100	1,675
Net income	340,383	198,642	884,998	411,706
Undistributed earnings attributable to participating securities	(112)	(202)	(430)	(531)
Net income attributable to common stockholders	$340,271	$198,440	$884,568	$411,175
Net income per share attributable to common stockholders:
Basic	$1.14	$0.70	$2.99	$1.46
Diluted	$1.11	$0.66	$2.89	$1.38
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	297,375,011	284,783,006	295,647,626	282,564,481
Diluted	305,939,624	299,258,765	305,726,733	297,605,941
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income	$340,383	$198,642	$884,998	$411,706
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(5,275)	(1,455)	(5,967)	508
Comprehensive income	$335,108	$197,187	$879,031	$412,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748
Issuance of common stock upon exercise of stock options	612,056	1	3,124	—	—	3,125
Issuance of common stock upon release of restricted stock units	297,578	—	—	—	—	—
Stock-based compensation expense	—	—	117,704	—	—	117,704
Other comprehensive loss	—	—	—	(5,275)	—	(5,275)
Net income	—	—	—	—	340,383	340,383
Balance as of October 31, 2021	297,936,957	$297	$3,561,050	$(5,128)	$1,557,466	$5,113,685

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2020	284,342,719	$283	$982,541	$2,772	$213,216	$1,198,812
Issuance of common stock upon exercise of stock options	1,333,924	1	6,609	—	—	6,610
Issuance of common stock upon release of restricted stock units	268,936	—	—	—	—	—
Stock-based compensation expense	—	—	97,309	—	—	97,309
Other comprehensive loss	—	—	—	(1,455)	—	(1,455)
Net income	—	—	—	—	198,642	198,642
Balance as of October 31, 2020	285,945,579	$284	$1,086,459	$1,317	$411,858	$1,499,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	2,205,249	3	11,359	—	—	11,362
Issuance of common stock upon release of restricted stock units	1,480,536	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	324,678	—	—	324,678
Other comprehensive loss	—	—	—	(5,967)	—	(5,967)
Net income	—	—	—	—	884,998	884,998
Balance as of October 31, 2021	297,936,957	$297	$3,561,050	$(5,128)	$1,557,466	$5,113,685

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon exercise of stock options	6,164,676	6	24,285	—	—	24,291
Issuance of common stock upon release of restricted stock units	443,836	—	—	—	—	—
Charitable donation of common stock	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	605,924	1	20,759	—	—	20,760
Stock-based compensation expense	—	—	185,398	—	—	185,398
Other comprehensive income	—	—	—	508	—	508
Net income	—	—	—	—	411,706	411,706
Balance as of October 31, 2020	285,945,579	$284	$1,086,459	$1,317	$411,858	$1,499,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income	$884,998	$411,706
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	315,912	179,557
Amortization of deferred contract acquisition costs	125,691	71,281
Gains on strategic investments, net	(154,497)	(2,538)
Depreciation and amortization	35,275	19,401
Provision for accounts receivable allowances	23,482	20,218
Non-cash operating lease cost	13,131	7,182
Charitable donation of common stock	—	23,312
Amortization on marketable securities	19,546	2,787
Other	2,127	930
Changes in operating assets and liabilities:
Accounts receivable	(108,541)	(190,117)
Prepaid expenses and other assets	(71,998)	(48,258)
Deferred contract acquisition costs	(165,305)	(266,294)
Accounts payable	12,062	8,773
Accrued expenses and other liabilities	171,914	203,919
Deferred revenue	304,513	633,600
Operating lease liabilities, net	(12,440)	(3,678)
Net cash provided by operating activities	1,395,870	1,071,781
Cash flows from investing activities:
Purchases of marketable securities	(3,446,313)	(1,016,109)
Maturities of marketable securities	1,047,545	406,607
Sales of marketable securities	281,582	36,897
Purchases of property and equipment	(111,816)	(58,517)
Purchases of strategic investments	(126,349)	(13,000)
Cash paid for acquisition, net of cash acquired	(2,121)	(26,486)
Purchase of intangible assets	(9,626)	(4,385)
Other	—	1,616
Net cash used in investing activities	(2,367,098)	(673,377)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock purchase plan	37,846	20,760
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(28,342)	251,641
Proceeds from exercise of stock options	11,044	23,841
Other	337	—
Net cash provided by financing activities	20,885	296,242
Net (decrease) increase in cash, cash equivalents, and restricted cash	(950,343)	694,646
Cash, cash equivalents, and restricted cash – beginning of period	2,293,116	334,082
Cash, cash equivalents, and restricted cash – end of period	$1,342,773	$1,028,728

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,322,435	$730,506
Restricted cash, current included in prepaid expenses and other current assets	20,041	296,007
Restricted cash, noncurrent included in other assets, noncurrent	297	2,215
Total cash, cash equivalents, and restricted cash	$1,342,773	$1,028,728
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
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the availability and distribution of vaccines, and their impact on our customers and our sales cycles. During the three and nine months ended October 31, 2021 and 2020, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021. There have been no significant changes to these policies during the nine months ended October 31, 2021, except as noted below.

Strategic Investments
We hold strategic investments in publicly held equity securities and privately held debt and equity securities in which we do not have a controlling interest. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains on strategic investments, net in the condensed consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through gains on strategic investments, net in the condensed consolidated statements of operations.
If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting for such investments. Privately held equity securities that are accounted for under the equity method are measured at cost less any impairment, plus or minus our share of equity method investee income or loss, which is reported in gains on strategic investments, net in the condensed consolidated statements of operations.
Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheets.
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for impairment. As of October 31, 2021, we have not recognized any impairments to our privately held debt and equity securities.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$699,944	67%	$538,504	69%	$2,017,143	67%	$1,238,298	70%
Asia Pacific (“APAC”)	150,473	14	103,458	13	409,557	13	215,099	12
Europe, Middle East, and Africa (“EMEA”)	200,339	19	135,234	18	601,788	20	315,486	18
Total	$1,050,756	100%	$777,196	100%	$3,028,488	100%	$1,768,883	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the condensed consolidated balance sheets was $48.6 million and $24.6 million as of October 31, 2021 and January 31, 2021, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $510.8 million and $312.0 million, respectively, and $802.0 million and $203.3 million during the nine months ended October 31, 2021 and 2020, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2021, the aggregate amount of the transaction price allocated to our remaining performance obligations was $2,456.5 million, which consisted of both billed consideration in the amount of $1,186.1 million and unbilled consideration in the amount of

$1,270.4 million that we expect to recognize as revenue. We expect to recognize 67% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Investments
Marketable Securities
As of October 31, 2021 and January 31, 2021, our marketable securities consisted of the following:

	As of October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$23,482	$—	$—	$23,482
Agency bonds	437,782	13	(342)	437,453
Corporate and other debt securities	314,888	56	(423)	314,521
U.S. government agency securities	3,000,441	17	(4,413)	2,996,045
Treasury bills	324,046	—	(27)	324,019
Marketable securities	$4,100,639	$86	$(5,205)	$4,095,520

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$26,222	$—	$—	$26,222
Agency bonds	461,335	79	(49)	461,365
Corporate and other debt securities	465,207	1,113	(64)	466,256
U.S. government agency securities	834,894	28	(257)	834,665
Treasury bills	215,902	6	(6)	215,902
Marketable securities	$2,003,560	$1,226	$(376)	$2,004,410
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended October 31, 2021 and 2020.
The following table presents the contractual maturities of our marketable securities as of October 31, 2021 and January 31, 2021:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Less than one year	$2,143,667	$1,017,048
Due in one to five years	1,951,853	987,362
Total	$4,095,520	$2,004,410

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2021 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$179,918	$13,349	$93,117	$286,384
Debt securities	13,366	—	—	13,366
Strategic investments	$193,284	$13,349	$93,117	$299,750
Strategic investments by form and measurement category as of January 31, 2021 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$13,538	$—	$13,538
Debt securities	5,130	—	—	5,130
Strategic investments	$5,130	$13,538	$—	$18,668
In the second quarter of fiscal year 2022, we made a $75.0 million strategic investment of common shares of a technology company in a private placement concurrent with the investee company’s initial public offering. The shares are subject to a 180-day lock-up agreement. We recorded a gain of $72.8 million and $104.9 million related to this investment in the three and nine months ended October 31, 2021, respectively. As of October 31, 2021, the fair value of the investment was $179.9 million and our ownership interest represents approximately one percent of the economic interest of the investee’s outstanding capital stock.
In the third quarter of fiscal year 2022, we made an additional strategic investment in equity securities of a private company. Based on the terms of these privately-held securities, we determined that we currently do not have a controlling interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Therefore this investment is currently accounted for under the equity method. The fair value of the investment was remeasured immediately before adopting the equity method of accounting, based on the observable price from the most recent financing round. The carrying value of this investment was also adjusted by our share of the equity method investee’s operating result for the respective period, which was immaterial for the three months ended October 31, 2021. As a result, we recognized a total gain of $49.6 million on the existing investment during the three months ended October 31, 2021. As of October 31, 2021, the carrying amount of this investment was $93.1 million.

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of October 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$295,943	$295,943	$—	$—
Treasury bills	576,668	—	576,668	—
Cash equivalents	872,611	295,943	576,668	—
Commercial paper	23,482	—	23,482	—
Agency bonds	437,453	—	437,453	—
Corporate and other debt securities	314,521	—	314,521	—
U.S. government agency securities	2,996,045	—	2,996,045	—
Treasury bills	324,019	—	324,019	—
Marketable securities	4,095,520	—	4,095,520	—
Publicly held equity securities included in strategic investments	179,918	179,918	—	—
Privately held debt securities included in strategic investments	13,366	—	—	13,366
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Total financial assets	$5,161,712	$475,861	$4,672,485	$13,366

	As of January 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$958,357	$958,357	$—	$—
Treasury bills	618,498	—	618,498	—
Cash equivalents	1,576,855	958,357	618,498	—
Commercial paper	26,222	—	26,222	—
Agency bonds	461,365	—	461,365	—
Corporate and other debt securities	466,256	—	466,256	—
U.S. government agency securities	834,665	—	834,665	—
Treasury bills	215,902	—	215,902	—
Marketable securities	2,004,410	—	2,004,410	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,238	—	2,238	—
Privately held debt securities included in strategic investments	5,130	—	—	5,130
Total financial assets	$3,588,733	$958,357	$2,625,246	$5,130
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
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 3.5 years as of October 31, 2021, and is amortized using the straight-line method over its estimated useful life.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Accounts receivable, gross	$411,952	$331,547
Less: allowance for credit losses	(21,100)	(20,500)
Less: allowance for returns	(12,978)	(16,344)
Accounts receivable, net	$377,874	$294,703
Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2021 and 2020:

	2021	2020
	(in thousands)
Balance as of January 31	$20,500	$5,150
Provision for credit losses	19,416	17,070
Write-offs	(18,816)	(5,720)
Balance as of October 31	$21,100	$16,500

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Prepaid expenses	$96,059	$60,702
Restricted cash from international employee stock sales	20,041	50,475
Other	22,821	5,642
Prepaid expenses and other current assets	$138,921	$116,819
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Computer and office equipment	$208,745	$137,445
Software	54,146	36,216
Leasehold improvements	24,586	23,593
Furniture and fixtures	4,539	4,625
Property and equipment, gross	292,016	201,879
Less: accumulated depreciation and amortization	(79,361)	(51,955)
Property and equipment, net	$212,655	$149,924
Depreciation and amortization expense was $12.4 million and $7.4 million for the three months ended October 31, 2021 and 2020, respectively, and $34.7 million and $19.1 million for the nine months ended October 31, 2021 and 2020, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Accounts receivable, noncurrent	$36,915	$28,008
Prepaid expenses, noncurrent	18,167	12,386
Other	28,645	16,891
Other assets, noncurrent	$83,727	$57,285

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Accrued expenses	$225,237	$157,167
Accrued compensation and benefits	141,584	118,640
Income tax payable	49,090	3,426
Proceeds from employee equity transactions to be remitted to employees and tax authorities	25,832	54,174
Sales and other tax liabilities	27,450	27,453
Operating lease liabilities, current	18,074	15,601
Other	22,607	16,557
Accrued expenses and other current liabilities	$509,874	$393,018
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2021	January 31, 2021

	(in thousands)
Sales and other tax liabilities	$55,563	$58,133
Other	14,347	3,501
Other liabilities, noncurrent	$69,910	$61,634

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the nine months ended October 31, 2021, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 18, 2021.
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

Legal Proceedings
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On August 23, 2021, the judge took the motion under submission without oral argument.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. The consolidated case is stayed pending resolution of a forthcoming motion to dismiss the securities class action. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. The parties in all three derivative lawsuits have agreed to consolidate the cases and stay the consolidated lawsuit pending resolution of a forthcoming motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
Beginning on March 30, 2020, multiple putative class actions have been filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. The Court has scheduled a final approval hearing to take place on April 7, 2022. We recorded an aggregate legal settlement charge of $66.9 million net of amounts estimated to be covered by insurance as a general and administrative expense in our condensed consolidated statement of operations for the nine months ended October 31, 2021.
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
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2021	9,239,504	$7.17	7.0	$3,371,457
Granted	—	$—
Exercised	(2,205,249)	$5.01
Canceled/forfeited/expired	(128,780)	$9.32
Balance as of October 31, 2021	6,905,475	$7.83	6.3	$1,842,547
Vested and exercisable as of October 31, 2021	4,978,217	$5.16	6.0	$1,341,584
As of October 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options was $26.1 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	4,510,730	$194.57
Granted	2,046,653	$312.71
Vested	(1,480,536)	$187.38
Canceled/forfeited	(233,344)	$248.84
Unvested as of October 31, 2021	4,843,503	$244.07
In October 2021, an update made to our equity compensation program resulted in the modification of the value of RSUs offered to our employees. This had an immaterial impact on our condensed consolidated statement of operations for the three months ended October 31, 2021.
As of October 31, 2021, unrecognized stock-based compensation expense related to RSUs was $1,243.8 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 2.6 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of October 31, 2021, unrecognized stock-based compensation expense related to the ESPP was $52.1 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$17,206	$11,287	$46,050	$22,263
Research and development	27,879	16,035	71,615	31,269
Sales and marketing	54,220	46,716	156,888	96,237
General and administrative	15,496	19,887	41,359	29,788
Total stock-based compensation expense	$114,801	$93,925	$315,912	$179,557

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

The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands, except percentages)
Income before provision for (benefit from) income taxes	$410,283	$194,021	$963,098	$413,381
Provision for (benefit from) income taxes	69,900	(4,621)	78,100	1,675
Effective tax rate	17.0%	(2.4)%	8.1%	0.4%
We had a provision for income taxes of $69.9 million for the three months ended October 31, 2021, and a benefit from income taxes of $4.6 million for the three months ended October 31, 2020. The provision for income taxes was $78.1 million and $1.7 million for the nine months ended October 31, 2021 and 2020, respectively. The provision for income taxes for the three and nine months ended October 31, 2021 consisted primarily of federal, state, and foreign income taxes. For the three and nine months ended October 31, 2021 and 2020, the provision for income taxes and benefit from income taxes differed from the U.S. federal statutory rate primarily due to stock-based compensation and the valuation allowance on the U.S. and the U.K. deferred tax assets. The increase in the provision for the three and nine months ended October 31, 2021 was primarily due to an increase in global income, certain elections and accounting method changes creating additional book-tax differences, as well as a decrease in stock-based compensation for tax purposes. Given their nature, these additional book-tax differences necessitated the recording of deferred tax assets, and a valuation allowance was recorded on those new deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and nine months ended October 31, 2021, we continue to believe that it is more likely than not that the tax benefits of the U.S. and the U.K. net deferred tax assets may not be realized. Accordingly, we recorded a full valuation allowance against the tax benefits of these net deferred tax assets. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the short-term, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of net deferred tax assets on our condensed consolidated balance sheets and would decrease income tax expense in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (pretax income adjusted for permanent differences) that we are able to accurately forecast and/or acquisitions of other businesses.
During the three and nine months ended October 31, 2021, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the three and nine months ended October 31, 2021.

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$276,024	$64,359	$136,849	$61,793	$707,188	$177,810	$256,176	$155,530
Less: undistributed earnings attributable to participating securities		(112)	—	(202)	—	(430)	—	(531)
Net income attributable to common stockholders, basic	$276,024	$64,247	$136,849	$61,591	$707,188	$177,380	$256,176	$154,999
Reallocation of net income attributable to common stockholders	(5,756)	5,756	(4,094)	4,094	(15,965)	15,965	(9,083)	9,083
Net income attributable to common stockholders, diluted	$270,268	$70,003	$132,755	$65,685	$691,223	$193,345	$247,093	$164,082
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	241,227,457	56,147,554	196,393,625	88,389,381	236,362,585	59,285,041	176,047,037	106,517,444
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	243,024,399	62,915,225	200,202,338	99,056,427	238,904,473	66,822,260	178,844,073	118,761,868
Net income per share attributable to common stockholders, basic	$1.14	$1.14	$0.70	$0.70	$2.99	$2.99	$1.46	$1.46
Net income per share attributable to common stockholders, diluted	$1.11	$1.11	$0.66	$0.66	$2.89	$2.89	$1.38	$1.38
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	816,953	—	39,872	—	473,104	—	200,420	—
Purchase rights committed under the ESPP	584,212	—	—	—	284,454	—	—	—
Total	1,401,165	—	39,872	—	757,558	—	200,420	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2021 and 2020 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
We provide a communications platform that delivers happiness and helps our users express ideas and connect to others. We connect people through our communications platform, which encompasses unified communications, developer, and events solutions. Our platform is chosen by enterprises around the globe because it is reliable; scalable; secure; easy to deploy, use, and manage; provides an attractive return on investment; and integrates with a vast ecosystem of applications and physical spaces. We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 22 co-located data centers worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Video Webinars, Zoom Phone, Zoom Events, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
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
Our revenue was $1,050.8 million and $777.2 million for the three months ended October 31, 2021 and 2020, respectively, representing period-over-period growth of 35%. We had net income of $340.4 million and $198.6 million for the three months ended October 31, 2021 and 2020, respectively. Our revenue was $3,028.5 million and $1,768.9 million for the nine months ended October 31, 2021 and 2020, respectively, representing period-over-period growth of 71%. We had net income of $885.0 million and $411.7 million for the nine months ended October 31, 2021 and 2020, respectively. Net cash provided by operating activities was $1,395.9 million and $1,071.8 million for the nine months ended October 31, 2021 and 2020, respectively.
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
In addition, there is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. Moreover, the tapering of the COVID-19 pandemic, particularly as vaccines become widely available and distributed, may result in a decline in paid hosts and users once individuals are no longer working or attending school from home.
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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger enterprise customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom HaaS, Zoom for Home, Zoom Rooms at each office location, Developer Platform solutions, Zoom Events, and Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate for customers with more than 10 employees was greater than 130% as of October 31, 2021 and 2020.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Video Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability to a total of 46 countries and territories as of October 31, 2021. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.

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
In July 2021, we introduced Zoom Events. Zoom Events provides everything users need to build, host, and manage a virtual or hybrid event. Its capabilities include branded event hubs, multi-session events, chat-based attendee networking, and customizable ticketing and registration. In September 2021, we introduced Zoom Events Conference, an upcoming event type that will allow hosts to organize multi-track and multi-day events. Additionally, we announced new security features and end-to-end encryption for Zoom Phone.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 33% and 31% of our total revenue for the three months ended October 31, 2021 and 2020, respectively, and 33% and 30% of our total revenue for the nine months ended October 31, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of October 31, 2021 and 2020, we had approximately 512,100 and 433,700 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 22% and 18% of total revenue for the three months ended October 31, 2021 and 2020, respectively, and 21% and 20% of total revenue for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and 2020, we had 2,507 and 1,289 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,395,870	$1,071,781
Less: purchases of property and equipment	(111,816)	(58,517)
Free cash flow (non-GAAP)	$1,284,054	$1,013,264
Net cash used in investing activities	$(2,367,098)	$(673,377)
Net cash provided by financing activities	$20,885	$296,242

Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our communications platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our communications platform.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase in absolute dollars for the foreseeable future, as we expand our data center capacity due to increased usage stemming from the COVID-19 pandemic. However, the cost of revenue as a percentage of revenue may decrease over time as we scale our data centers to accommodate usage from our increased customer base and as the ratio of free to paid users varies.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; indirect taxes; litigation settlements; and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
Gains on Strategic Investments, Net
Gains on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$1,050,756	$777,196	$3,028,488	$1,768,883
Cost of revenue (1)	270,957	258,727	797,207	554,705
Gross profit	779,799	518,469	2,231,281	1,214,178
Operating expenses:
Research and development (1)	98,508	42,582	245,994	111,705
Sales and marketing (1)	293,698	190,157	810,544	470,886
General and administrative (1)	96,736	93,488	362,971	227,856
Total operating expenses	488,942	326,227	1,419,509	810,447
Income from operations	290,857	192,242	811,772	403,731
Gains on strategic investments, net	122,421	—	154,497	2,538
Interest income and other, net	(2,995)	1,779	(3,171)	7,112
Income before provision for (benefit from) income taxes	410,283	194,021	963,098	413,381
Provision for (benefit from) income taxes	69,900	(4,621)	78,100	1,675
Net income	$340,383	$198,642	$884,998	$411,706

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$17,206	$11,287	$46,050	$22,263
Research and development	27,879	16,035	71,615	31,269
Sales and marketing	54,220	46,716	156,888	96,237
General and administrative	15,496	19,887	41,359	29,788
Total stock-based compensation expense	$114,801	$93,925	$315,912	$179,557

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	33	26	31
Gross profit	74	67	74	69
Operating expenses:
Research and development	9	6	8	6
Sales and marketing	28	24	27	27
General and administrative	9	12	12	13
Total operating expenses	46	42	47	46
Income from operations	28	25	27	23
Gains on strategic investments, net	11	—	5	0
Interest income and other, net	0	0	0	0
Income before provision for (benefit from) income taxes	39	25	32	23
Provision for (benefit from) income taxes	7	(1)	3	0
Net income	32%	26%	29%	23%
Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Revenue	$1,050,756	$777,196	35%
Revenue for the three months ended October 31, 2021 increased by $273.6 million, or 35%, compared to the three months ended October 31, 2020. The increase in revenue was due to a combination of subscription services provided to new customers, which accounted for approximately 74% of the increase, and subscription services provided to existing customers, which accounted for approximately 26% of the increase.
Cost of Revenue

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Cost of revenue	$270,957	$258,727	5%
Gross profit	779,799	518,469	50%
Gross margin	74%	67%
Cost of revenue for the three months ended October 31, 2021 increased by $12.2 million, or 5%, compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $21.5 million in personnel-related expenses, which includes an increase of $5.9 million in stock-based compensation expense, mainly driven by additional headcount, and an increase of $6.8 million related to subscription to software-based services; partially offset by a decrease of $20.4 million in costs mainly related to third-party cloud hosting.
Gross margin increased to 74% for the three months ended October 31, 2021 from 67% for the three months ended October 31, 2020. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage as well as lower rates from third-party cloud hosting providers.

Operating Expenses
Research and Development

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Research and development	$98,508	$42,582	131%
Research and development expense for the three months ended October 31, 2021 increased by $55.9 million, or 131%, compared to the three months ended October 31, 2020. The increase was primarily due to higher personnel-related expenses of $47.0 million, which includes a $11.8 million increase in stock-based compensation expense, mainly driven by additional headcount.
Sales and Marketing

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Sales and marketing	$293,698	$190,157	54%
Sales and marketing expense for the three months ended October 31, 2021 increased by $103.5 million, or 54%, compared to the three months ended October 31, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $53.5 million, mainly driven by additional headcount in our sales force to support increased demand, which includes a $7.5 million increase in stock-based compensation expense and a $15.8 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $39.0 million in marketing and sales event-related costs, mainly due to an increase in digital programs.
General and Administrative

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
General and administrative	$96,736	$93,488	3%
General and administrative expense for the three months ended October 31, 2021 increased by $3.2 million, or 3%, compared to the three months ended October 31, 2020. The increase in general and administrative expense was primarily due to an increase of $7.7 million in personnel-related expenses, mainly driven by additional headcount, an increase of $4.4 million related to subscription to software-based services, and an increase of $2.4 million in professional services consisting primarily of legal and other professional service fees, partially offset by a decrease of $11.8 million related to a contingent liability for sales and other indirect tax.
Gains on Strategic Investments, Net

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Gains on strategic investments, net	$122,421	$—	100%
Gains on strategic investments, net recognized during the three months ended October 31, 2021 was driven by $72.8 million unrealized gains recognized on our publicly traded equity securities and $49.6 million unrealized gains recognized on our privately held equity securities.

Interest Income and Other, Net

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Interest income and other, net	$(2,995)	$1,779	(268)%
Interest income and other, net for the three months ended October 31, 2021 decreased by $4.8 million, or 268%, compared to the three months ended October 31, 2020. The decrease was primarily attributable to a loss of $4.6 million related to changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Provision for (benefit from) income taxes	$69,900	$(4,621)	(1,613)%
Provision for income taxes for the three months ended October 31, 2021 increased by $74.5 million, or 1,613%, compared to the three months ended October 31, 2020. The change was primarily due to an increase in global income, certain elections and accounting method changes creating additional book-tax differences, as well as a decrease in stock-based compensation for tax purposes. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Revenue	$3,028,488	$1,768,883	71%
Revenue for the nine months ended October 31, 2021 increased by $1,259.6 million, or 71%, compared to the nine months ended October 31, 2020. The increase in revenue was due to a combination of subscription services provided to existing customers, which accounted for approximately 60% of the increase, and subscription services provided to new customers, which accounted for approximately 40% of the increase.
Cost of Revenue

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Cost of revenue	$797,207	$554,705	44%
Gross profit	2,231,281	1,214,178	84%
Gross margin	74%	69%
Cost of revenue for the nine months ended October 31, 2021 increased by $242.5 million, or 44%, compared to the nine months ended October 31, 2020. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also continued to experience an increase in usage from paid users as more companies utilized our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $133.3 million in costs related to third-party cloud hosting and our co-located data centers to support the increase in customers and expanded use of our communications platform by existing and new customers. The remaining increase was primarily due to an increase of $71.2 million in personnel-related expenses, which includes an increase of $23.8 million in stock-based compensation expense, mainly driven by additional headcount; an increase of $17.5 million related to subscription to software-based services; and an increase of $8.8 million in professional services, mainly for customer support.

Gross margin increased to 74% for the nine months ended October 31, 2021 from 69% for the nine months ended October 31, 2020. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage as well as lower rates from third-party cloud hosting providers.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Research and development	$245,994	$111,705	120%
Research and development expense for the nine months ended October 31, 2021 increased by $134.3 million, or 120%, compared to the nine months ended October 31, 2020. The increase was primarily due to higher personnel-related expenses of $123.2 million, which includes a $40.3 million increase in stock-based compensation expense, mainly driven by additional headcount, and an increase of $5.4 million related to subscription to software-based services.
Sales and Marketing

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Sales and marketing	$810,544	$470,886	72%
Sales and marketing expense for the nine months ended October 31, 2021 increased by $339.7 million, or 72%, compared to the nine months ended October 31, 2020. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $226.7 million, mainly driven by additional headcount in our sales force to support increased demand, which includes a $60.7 million increase in stock-based compensation expense and a $54.4 million increase in amortization of deferred contract acquisition costs. The remaining increase was primarily due to an increase of $70.6 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs, an increase of $18.8 million in credit card processing fees as a result of increased online payments, and an increase of $5.0 million in professional service fees.
General and Administrative

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
General and administrative	$362,971	$227,856	59%
General and administrative expense for the nine months ended October 31, 2021 increased by $135.1 million, or 59%, compared to the nine months ended October 31, 2020. The increase in general and administrative expense was primarily due to an increase of $66.9 million in litigation settlement expense, net of amounts estimated to be covered by insurance; an increase of $50.4 million in personnel-related expenses, which includes a $11.6 million increase in stock-based compensation expense, mainly driven by additional headcount; an increase of $37.6 million in professional services consisting primarily of legal and other professional service fees; an increase of $22.6 million related to subscription to software-based services; and an increase of $6.3 million in expenses related to mergers and strategic investments; partially offset by a decrease of $25.2 million in charitable donations related mainly to shares transferred to a donor advised fund and a decrease of $22.1 million related to a contingent liability for sales and other indirect tax.
Gains on Strategic Investments, Net

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Gains on strategic investments, net	$154,497	$2,538	5,987%

Gains on strategic investments, net recognized during the nine months ended October 31, 2021 was driven by $104.9 million unrealized gains recognized on our publicly traded equity securities and $49.6 million unrealized gains recognized on our privately held equity securities, while we had gains on strategic investments, net of $2.5 million recognized during the nine months ended October 31, 2020.
Interest Income and Other, Net

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Interest income and other, net	$(3,171)	$7,112	(145)%
Interest income and other, net for the nine months ended October 31, 2021 decreased by $10.3 million, or 145%, compared to the nine months ended October 31, 2020. The decrease was primarily attributable to a loss of $10.2 million related to changes in foreign currency exchange rates.
Provision for Income Taxes

	Nine Months Ended October 31,
	2021	2020	% Change

	(in thousands)
Provision for income taxes	$78,100	$1,675	4,563%
Provision for income taxes for the nine months ended October 31, 2021 increased by $76.4 million, or 4,563%, compared to the nine months ended October 31, 2020. The change was primarily due to an increase in global income, certain elections and accounting method changes creating additional book-tax differences, as well as a decrease in stock-based compensation for tax purposes. Our calculation of income tax expense is dependent in part on forecasts of full-year results.
Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.4 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,395,870	$1,071,781
Net cash used in investing activities	$(2,367,098)	$(673,377)
Net cash provided by financing activities	$20,885	$296,242
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
Net cash provided by operating activities was $1,395.9 million for the nine months ended October 31, 2021, compared to $1,071.8 million for the nine months ended October 31, 2020. The increase in operating cash flow was due to an increase in net income of $473.3 million; and an increase in non-cash adjustments of $58.5 million, which is primarily a result of higher stock-based compensation expense and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, offset by higher gains on strategic investments, net; offset by the negative impact from changes in operating assets and liabilities of $207.7 million.
Investing Activities
Net cash used in investing activities of $2,367.1 million for the nine months ended October 31, 2021 was due to net purchases of marketable securities of $2,117.2 million, purchases of strategic investments of $126.3 million, purchases of property and equipment of $111.8 million, purchases of intangible assets of $9.6 million, and cash paid for acquisition, net of cash acquired, of $2.1 million.
Net cash used in investing activities of $673.4 million for the nine months ended October 31, 2020 was primarily due to net purchases of marketable securities of $572.6 million, purchases of property and equipment of $58.5 million, cash paid for acquisition, net of cash acquired, of $26.5 million, and purchases of strategic investments of $13.0 million.
Financing Activities
Net cash provided by financing activities of $20.9 million for the nine months ended October 31, 2021 was primarily due to proceeds from issuance of common stock under our ESPP of $37.8 million and proceeds from the exercise of stock options of $11.0 million, offset by proceeds from employee equity transactions remitted to employees and tax authorities, net, of $28.3 million.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2021 and 2020. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,322.4 million and marketable securities of $4,095.5 million as of October 31, 2021. Cash and cash equivalents consist of bank deposits, money market funds, and treasury bills. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2021 and 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends upon our ability to attract new customers and hosts, and maintain and expand our relationships with our customers and hosts, including upselling additional products to our existing customers and upgrading hosts to a paid Zoom Meeting plan. A host is any user of our communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.”
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
In addition, our user growth rate may slow or decline in the future as our market penetration rates increase and we turn our focus to upgrading our free hosts to a paid Zoom Meeting plan rather than growing the total number of users. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. Similar to the uncertainty of customers renewing their subscriptions or hosts upgrading to a paid Zoom Meeting plan, we expect our user growth rate to slow or decline once the impact of the COVID-19 pandemic tapers, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
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
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, including increased usage stemming from the COVID-19 pandemic, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our communications platform because of its reliability and performance. We plan to continue our practice of opening new data centers to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers. In addition, to meet short-term capacity needs, we may need to rely increasingly on public cloud providers, including Amazon Web Services and Oracle Cloud, which may result in higher variable costs and harm our business, financial condition, and operating results.
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
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect our revenue growth rate to generally decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, especially once the impact of the COVID-19 pandemic tapers, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our communications platform largely due to the COVID-19 pandemic, a significant portion of which is attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have had to rely on public cloud providers rather than our own data centers. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:
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
Although we generated net income of $340.4 million and $885.0 million for the three and nine months ended October 31, 2021, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our enterprise customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. Despite these significant investments, a majority of these new hosts using our platform on a free Basic account may never upgrade to a paid Zoom Meeting plan. If we are unable to sustain profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
Our operations involve the storage and transmission of customer and user data or information. Security incidents have occurred in the past and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this data and information, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business.
Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from malicious code (such as viruses and worms), software bugs and vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, phishing incidents, credential stuffing attacks, employee theft, misuse of information or systems, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Moreover, security incidents can result in interruptions, delays, or outages in our operations and services, including due to ransomware or denial-of-service attacks. Despite significant efforts to create security barriers to such threats, it is impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, host or user error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system.
Given the nature of our business and operations, our products and services will inevitably contain vulnerabilities or critical security defects that have not been identified or remediated and cannot be disclosed without compromising security. We have identified vulnerabilities in our products and services in the past, and we expect that we will continue to identify vulnerabilities in the future. We cannot be certain that we will be able to address any vulnerabilities in our products and services that we may become aware of in the future. We expect security issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products.
There may also be delays in developing patches that can be effectively deployed to address vulnerabilities and other security issues. While we have invested and expect to continue to invest significant resources in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities, we will continue to make prioritization decisions to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Further, in many cases, customers are responsible for installing our software updates, and until they do so, their service remains subject to the vulnerabilities addressed in the software update. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business.

Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may also cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. This discontinuance in use or failure to upgrade or renew could substantially harm our business. Further, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. In addition, failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 3,871 full-time employees as of October 31, 2020, to 6,269 full-time employees as of October 31, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in recent months and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic and any resulting effect on spending by our customers. While some of our customers may consider our platform to be a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our communications platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. While we have seen increased usage stemming from the COVID-19 pandemic, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue. Moreover, there is no assurance that we will experience an increase in paid hosts once the pandemic tapers, particularly in light of the economic downturn. Similarly, given the shift in our customer base from largely businesses and enterprises to a mix of businesses, enterprises, and consumers due to the COVID-19 pandemic, we expect that we will see higher rates of non-renewals than we have experienced historically.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. Moreover, as we plan to reopen our offices, vaccine mandates and similar government orders and restrictions could result in employee attrition and difficulty in recruiting. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business would be harmed.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 33% and 31% of our total revenue for the three months ended October 31, 2021 and 2020, respectively, and 33% and 30% of our revenue for the nine months ended October 31, 2021 and 2020, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2021 and 2020, 22.7% and 19.3% of our revenue, respectively, and 15.0% and 12.0% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

•government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products; and
•government-imposed vaccine mandates could result in increased attrition and difficulties in recruiting, and non-compliance with any such mandates could restrict our ability to do business with governmental entities.
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
We recorded a valuation allowance against all of our deferred tax assets for the U.S. and U.K. as of both October 31, 2021 and January 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets for these jurisdictions until there is sufficient evidence to support the reversal of all or some portion of these allowances. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the short-term, sufficient positive evidence may become available that results in a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of net deferred tax assets on our balance sheet and would decrease income tax expense in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (pretax income adjusted for permanent differences) that we are able to accurately forecast and/or acquisitions of other businesses.
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
Further, notwithstanding the U.K.'s decision to leave the EU, often referred to as Brexit, the data protection obligations of the GDPR apply to United Kingdom-related processing of personal information in substantially unvaried form under the so-called “U.K. GDPR”. Brexit has also created uncertainty in data protection issues involving the U.K. For example, pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the European Economic Area (“EEA”) to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the European Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and can intervene if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. Additionally, although the U.K. enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until the U.K. and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, U.K. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. Authorities in the U.K. may similarly raise questions on the viability of the Standard Contractual Clauses, as mechanisms for lawful personal information transfers to the United States and other countries. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. There is some uncertainty around whether the new SCCs can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. Similarly, the U.K.’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021, and we may be required to implement new or revised documentation and processes in relation to our data transfers subject to the U.K. GDPR. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs, all of which are mechanisms on which we have relied for personal information transfers from Europe to the United States and other countries. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Our inability to import personal information to the United States and other countries may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. We expect EU regulators to aggressively enforce EU laws prohibiting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it possible that EU regulators could prevent Zoom from transferring any personal data out of the EU to certain countries like the U.S.
We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. European regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are likely to be replaced by the ePrivacy Regulation, which could lead to substantial costs, limit the effectiveness of our marketing and personalization activities, and subject us to additional liabilities.
Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which takes effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain.
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
The CCPA appears to mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states have followed California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal data. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023.
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
With laws and regulations, such as the GDPR and UK GDPR in the EU as well as the CCPA, SPI Law, HIPAA, and COPPA in the United States imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we have faced and may face additional challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so, any of which could materially adversely affect our business and operating results. Additional uses of our services arising out of increased demand associated with the COVID-19 pandemic may require us to address additional privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations. Any failure or perceived failure by us to comply with such laws, regulations, standards, policies, and contractual obligations, or our privacy policies, publications, certifications, or documentation have led and could lead to governmental investigations or enforcement actions (including investigations or actions by state attorneys general, federal regulators, and international regulators), litigation (including class action litigation), claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, fines or penalties, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business.
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
Further, in recent years, the U.S. Government has expressed concerns with the security of information and communications technology and services ("ICTS") sourced from providers in China, Russia, and other jurisdictions. In May 2019, former President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of ICTS in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as China. Several aspects of this rule remain unclear including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.

We may be subject to additional liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. State and local taxing authorities have differing rules and regulations which are subject to varying interpretations. This makes the applicability of sales tax to e-commerce businesses, such as ours, uncertain and complex. We believe that we are not otherwise subject to, or required to collect, additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. There is uncertainty as to what constitutes sufficient nexus for sales made over the Internet and, after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, states may require an e-commerce business with no in-state property or personnel to collect and remit sales tax. Therefore, it is possible that we could face future audits or challenges of our positions by taxing authorities and that our liability for these taxes could exceed our estimates. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
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
Legislation has been adopted in Florida and Texas and has been introduced in at least fifteen additional states that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. After NetChoice and the Computer and Communications Industry Association (“CCIA”) filed suit in federal court, a judge enjoined enforcement of Florida’s law and a notice of appeal was filed with the U.S. Court of Appeals for the Eleventh Circuit. NetChoice and CCIA also filed a lawsuit seeking a permanent injunction and a separate motion for preliminary injunction against Texas’s law. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, in connection with the COVID-19 pandemic, we have experienced an increase in the usage of our communications platform, and as a result, the trading price of our Class A common stock has significantly increased, while at the same time, the broader market has experienced significant declines and volatility. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time. Moreover, the trading price of our Class A common stock could experience a significant decrease once the scope and impact of the COVID-19 pandemic is better understood. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in April 2020, June 2020 and October 2021, we and certain of our officers and directors were sued in putative class action lawsuits and purported shareholder derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements about our data privacy and security measures. We may be the target of additional litigation of this type in the future. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2021, the holders of our outstanding Class B common stock held 69.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 62.2% of such voting power in the aggregate. As of October 31, 2021, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.8% of our outstanding capital stock but controlled approximately 29.1% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of our investment portfolio could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies. The financial success of our investments in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In addition, valuations of privately held companies are inherently complex due to the lack of readily available market data. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen.
We record all fair value adjustments of our publicly traded and privately held non-marketable securities through the condensed consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held securities and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. All of our investments are subject to a risk of a partial or total loss of investment capital. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements and negatively impact our business and financial results.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: November 23, 2021	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)