Form 10-K
period 2022-01-31
Zoom Video Communications, Inc.
filed 2022-03-07
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 30, 2021 as reported by the Nasdaq Global Select Market on such date was approximately $93.2 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 18, 2022, the number of shares of the registrant’s Class A common stock outstanding was 247,289,260 and the number of shares of the registrant’s Class B common stock outstanding was 51,834,703.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2022.

Auditor Name: KPMG LLP Auditor Location: San Francisco, California Auditor Firm ID: 185

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

SUMMARY RISK FACTORS
Investing in our Class A common stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•Our business depends on our ability to attract new customers and hosts, retain and upsell additional products to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers and hosts, renewals, or upgrades would harm our business.
•Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our communications platform largely due to the COVID-19 pandemic. While we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
•Our revenue growth rate has begun to decline, and we expect our revenue growth rate to generally decline in future periods.
•Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, including increased usage stemming from the COVID-19 pandemic, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
•We operate in competitive markets, and we must continue to compete effectively. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. In addition, as we introduce new products and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
•We expect to increase our expenses in the future, which could decrease our profitability or prevent us from maintaining profitability.
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
Zoom enables users to connect to others, share ideas, make plans, and build toward a future limited only by their imagination. Our frictionless communications platform started with video as its foundation, and we have set the standard for innovation ever since. That is why Zoom is an intuitive, scalable, and secure choice for large enterprises, small businesses, and individuals alike. We connect people through our core unified communications offering, which frictionlessly brings together video, phone, chat, and webinars, and enables meaningful experiences across disparate devices and locations. Our Developer Platform enables customers, developers, and service providers to easily build apps and integrations on top of Zoom’s industry-leading video communications platform, with opportunities for global discovery and distribution. Our virtual and hybrid event solutions allow users to seamlessly create and manage engaging events.
Our cloud-native platform delivers reliable, high-quality video and voice solutions that are easy to use, manage, and deploy; provides an attractive return on investment; and is scalable and easily integrates with physical spaces and applications. As businesses around the world navigate a period of significant work transformation, Zoom’s ability to enable meaningful connections whether teams are in the office, at home, on-the-go, or in other locations such as a retail or manufacturing setting, is a critical differentiator. We believe that rich and reliable communications lead to interactions that build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution that is secure, reliable, and “just works.”
A cornerstone of our platform is Zoom Meetings, around which we provide a full suite of products and features designed to give users an easy, reliable, and innovative unified communications experience. Users comprise both hosts, who organize video meetings, and individual attendees, who participate in those video meetings. In 2019, we launched Zoom Phone, a cloud-based PBX system, creating a unique unified communications platform. Many customers also choose to implement Zoom Rooms, our software-based conference room system, which enables users to easily experience Zoom Meetings in their physical meeting spaces. In February 2022, we announced Zoom Contact Center, an omnichannel contact center solution that is optimized for video and integrated right into the same Zoom experience.
The happiness we bring is recognized by customers. Zoom has consistently high scores across customer review sites, including Gartner Peer Insights, TrustRadius, and G2 Crowd, including being recognized as a 2021 Gartner Peer Insights Customers’ Choice for Meeting Solutions and a TrustRadius Top Rated Web Conferencing Software. Industry analysts also recognize our market leadership: Gartner has named Zoom a leader in its Magic Quadrant for Meeting Solutions for the sixth consecutive year, and a leader in the Magic Quadrant for UCaaS for a second year. Frost & Sullivan recognized Zoom with its 2021 Global Webinars and Virtual Events Market Leadership Award. In 2021, we were also recognized as a leader in IDC’s MarketScapes for UCaaS Service Providers (Small- and Medium-sized Businesses and Worldwide Enterprise) and for Worldwide Unified Communications and Collaboration, by Omdia Universe for Collaborative Meeting Services, and by Aragon Research Globes for Unified Communications and Collaboration and Video Conferencing. We also received Aragon’s Innovation Award for Video Conferencing in both 2020 and 2021. Zoom was also named to Fortune’s 2021 Future 50 list, which recognized innovative companies with high-growth potential who are creating meaningful value for their customers.
We have a unique model that combines viral enthusiasm for our platform with a multipronged go-to-market strategy for optimal efficiency. Viral enthusiasm begins with our users as they experience the simplicity and reliability of our platform – it “gets out of the way” so they can focus on what they need to get done together. This enthusiasm continues as meeting participants become paid hosts and as businesses of all sizes become our customers. Our sales efforts funnel this viral demand into routes-to-market that are optimized for each customer opportunity, which can include our direct sales force, online channel, resellers, and strategic partners.
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
•Drive new customer acquisition. Our platform is designed to make it easy to host meetings. By attracting free hosts to use our platform, we promote usage that allows hosts and their meeting attendees to experience the

Zoom difference. We complement this lead-generation model with our multipronged go-to-market strategy that integrates the viral enthusiasm for our platform with optimal routes-to-market, including direct sales representatives, online channel, resellers, and strategic partners. This approach allows us to cost-effectively drive upgrades to our paid offering and expansion within organizations of all sizes and verticals.
•Expand within existing customers. As organizations experience our platform and become familiar with its benefits, more teams and departments within these organizations adopt Zoom. Our platform may begin in a line of business and then organically expand across departments. This “land and expand” model has led to some of our largest deployments. Customers are also purchasing services for webinars, room solutions, and phone for the full Zoom Unified Communications as a Service (“UCaaS”) experience.
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of communication and collaboration technologies. We strive to deliver the best experience to our users by dedicating a portion of engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base.
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
Our Products
We provide a unified communications platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure video, phone, chat, and content sharing. Our core products include Zoom Meetings, Zoom Phone, Zoom Chat, Zoom Rooms, Zoom Hardware-as-a-Service, Zoom Conference Room Connector, Zoom Events, Zoom Webinar, Zoom Developer Platform, Zoom App Marketplace, and Zoom Contact Center.
Zoom Meetings
Zoom Meetings provide HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support up to 1,000 video participants in a single meeting. Conversations can be one to one, one to many, or many to many. Zoom Meetings feature 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrate with tools created by companies such as Atlassian, Dropbox, Google, LinkedIn, Microsoft, Salesforce, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile device or tablet throughout their business day.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same 256-bit AES GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
Zoom Phone
Zoom Phone is an enterprise cloud phone system that provides powerful private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Available stand-alone, or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom.
Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). In the fiscal year ended January 31, 2022, Zoom Phone provided native PSTN connectivity in more than 45 countries and territories.

Zoom Phone also supports Premise Peering and Cloud Peering, which provide customers with the flexibility to keep their current PSTN service providers by redirecting existing third-party voice circuits to the Zoom Phone cloud. Hybrid connectivity is also supported, allowing customers to mix native Zoom Phone calling plans and third-party voice circuits. This unique capability allows customers to enjoy all of the benefits and features of Zoom Phone while keeping their existing service provider contracts, phone numbers, and calling rates with their preferred carrier of record.
Zoom Chat
Zoom Chat, which is included in the Zoom client for meeting and phone customers, enables organizations and teams to communicate and collaborate in groups, channels, or 1-1s and to stay connected by instantly sharing messages, images, audio files, and other content across desktop, laptop, tablet, and mobile devices. With Zoom Chat, users can easily invite people outside their organization to a chat conversation, and users can quickly switch from a chat to a phone call or video meeting during a conversation. Zoom Chat also features content storage for users who want discoverability and the ability to review their conversations or shared files. There are dozens of Zoom Chat compatible applications available in the Zoom App Marketplace that provide notifications and improved workflow for other enterprise systems.
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room – from executive offices, huddle rooms, training rooms, to broadcast studios – into a collaboration space that is easy to use, simple to deploy, and low-effort to manage. Designed to increase workforce collaboration across in-room and virtual participants, Zoom Rooms bring one-click to join meetings, wireless multi-sharing, interactive whiteboarding, and intuitive room controls for a frictionless and secure Zoom Meeting experience. Zoom Rooms can leverage purpose-built hardware, such as Zoom Rooms Appliances, for a turnkey deployment, or users can customize room builds with Zoom’s open hardware ecosystem and professional audio/visual equipment, enabling organizations to build video-enabled spaces for any use case.
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
Zoom for Home is a personal home office solution designed to help remote workers connect and be more productive. The leading providers of Zoom for Home compatible devices include Amazon, DTEN, Facebook, Google, Neat, Poly, and others.
Zoom Hardware-as-a-Service
Our Zoom Hardware-as-a-Service offering allows customers to access the latest and greatest video communication technology from third party equipment providers. Customers can deploy a world-class communications experience with a variety of subscription options for phone and meeting room hardware. Customers can also scale video conference rooms and phones with hardware options and hardware refreshes at an affordable, fixed monthly price.
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
Zoom Events
Zoom Events provides businesses with a virtual event management solution powered by the Zoom platform. Zoom Events enables users to manage and host all types of internal and external virtual events, from small interactive sessions to multi-day and multi-track events like conferences or consumer events. This includes the ability to create a “hub” where all of a business’ events can be listed with corresponding information about each experience. It also enables event hosts to provide ticketing and registration for attendees, and the ability to track these activities.

OnZoom is a prosumer-focused virtual event platform and marketplace for Zoom users to create, host, and monetize online events. OnZoom is an extension of Zoom’s unified communications platform with robust monetization (ticketing and fundraising) and simpler event management capabilities. OnZoom is currently offered as a public beta for United States (“U.S.”) users to host and attend online events.
Zoom Webinars
Zoom Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom Webinars scale up to 50,000 people, including up to 100 interactive video panelists. With webinars, hosts have control over the video viewing experience and attendees join to listen, learn and interact using chat, Q&A, live polling and more. Our powerful third-party integrations help users maximize usage of their webinars and expand capabilities with paid registration, marketing automation, lead nurturing, and learning management.
Zoom Developer Platform and Zoom App Marketplace
The Zoom Developer Platform enables developers, platform integrators, service providers, and customers to easily build apps and integrations that use Zoom’s video-based communications solutions across video, phone, chat, or integrate Zoom’s core technology into their products and services, with opportunities for co-marketing, discovery and distribution. Our developer platform also allows Zoom customers to administer their accounts including managing app requests and provisioning, as well as optimizing account usage with access to dashboards and comprehensive usage metrics. With our SDKs, APIs, webhooks and extensive developer resources, Zoom, third-party developers, and partners build applications that integrate our platform with other globally in-demand applications, platforms, websites, and services. Our customers also have access to tools and resources to develop private applications that integrate Zoom and Zoom technology into their workflows and systems.
Our App Marketplace brings together integrations built by Zoom and third-party developers, making it easy for developers to publish their apps and for customers to enhance their Zoom experience with new functionalities. The App Marketplace features third-party integrations of Zoom into best of breed apps, Zoom Apps (third-party apps integrated into the Zoom experience) and SDK apps (apps built by ISV program partners using our Meeting SDK). Key integrations include Google Workspace, Calendly, Slack, Microsoft Teams, Salesforce, Otter.ai, Hubspot, Asana, Kahoot! and Miro.
Zoom Apps combine users' favorite apps with the power of video communications by allowing users to access them directly in Zoom Meetings. Users can enrich their Zoom experience with a variety of apps that cover many use cases — including whiteboarding, project management, note-taking, gaming, and more.
Zoom Contact Center
In February 2022, we introduced Zoom Contact Center which combines contact center functionality with our Zoom unified communications solutions. Zoom Contact Center is currently available in the U.S. and Canada with additional international availability planned for later this year.
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
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, nonprofit/not for profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2022.
Sales
Our sales model combines our viral demand generation and our free Zoom Meetings plan with a sales approach optimized for the size of each customer opportunity. Our direct sales force includes our field sales representatives as well as our inside sales team, and it is organized by customer employee count, region, and vertical. Our channel team coordinates the activities of resellers and strategic partners to build a strong ecosystem that broadens our reach. Our online channel supports high-volume, high-velocity, self-service sales.
Marketing
Our marketing team’s primary objective is to create preference for our brand by leveraging our viral growth, enhancing brand perception, and engaging our users with virtual events, content, social media, and customer advisory councils. We complement our viral growth with targeted online and out-of-home advertising. We shifted our events strategy from in-person to online during the pandemic, including hosting Zoomtopia, our annual user conference, virtually to tens of thousands of attendees.
Research and Development
We drive our business with constant innovation. We have research and development presence in the United States, India, Singapore, and China, which we believe is a strategic advantage for us, allowing us to invest more in increasing our product capabilities in an efficient manner with a “follow the sun” strategy.
Our Competition
The markets in which we operate are highly competitive. We face competition from legacy web-based meeting services providers, including Cisco Webex and GoTo, bundled productivity solution providers with video functionality, including Google Workspace and Microsoft Teams, and UCaaS and legacy PBX providers, including 8x8, Avaya, and RingCentral, as well as consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook. Additionally, as we build out Zoom Contact Center, we may face additional competition, including from Five9, Inc., Genesys and NICE inContact.
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
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Item 1A - Risk Factors.”
Human Capital
As of January 31, 2022, we had 6,787 full-time employees. Of these employees, 4,009 are in the United States and 2,778 are in our international locations. None of our U.S. employees are represented by a labor union. Employees in one of our non-U.S. subsidiaries have the benefit of a collective bargaining agreement and are represented by a workers’ council. We have not experienced interruptions of operations or any work stoppages due to labor disagreements.
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
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Comparably recognized Zoom for numerous culture awards in 2021 including Best Company Happiness and Best CEO. Our employees also named Zoom among the winners of Glassdoor’s Employees’ Choice Awards honoring the Best Places to Work in 2021.
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion (“DEI”) at Zoom is an embodiment of our core value of Care. DEI also represents our intentional effort to create an inclusive environment of the brightest minds from a broad set of backgrounds in order to create the most innovative solutions for our customers. Our approach to DEI is driven across four strategic focus areas: workforce (who and how we hire), workplace (how it feels to work at Zoom), marketplace (how we include our customers) and community (how we help to make the world more equitable).
We have taken steps to diversify our candidate outreach through engagements with AfroTech, Merritt College, AnitaB.org, and a five-year strategic partnership with Claflin University. In our workplace, our Zoom Talks initiative creates ongoing spaces for our employees to learn more about one another’s unique backgrounds. We have a number of Employee Resource Groups (“ERGs”) with a focus on Black, Latinx, Women, Asian and Pacific Islander, Veteran, and LGBTQ+ communities. Our ERGs offer our employees support and community building opportunities, and help to foster an inclusive environment and diverse workplace. Our DEI Team continues to partner with teams leading our product design and marketing to invest in making our products even more inclusive and accessible to the diverse set of communities we serve.
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

Over the past year, we conducted a comprehensive employee survey with regular follow-ups and engaged in peer research to make thoughtful decisions on how to move forward in an evolving world of work. Two priorities were immediately clear: keeping our employees safe and supporting them through a meaningful employee experience. We believe that the future of work at Zoom will be based on enabling a flexible working environment for our employees. We have created three "workstyles" for our employees (in-person, remote and hybrid) and will be allowing most employees to choose their own workstyle.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (www.zoom.com) and the investor relations section of our website (investors.zoom.us). We use these channels, as well as social media, including our blog (blog.zoom.us), our Twitter account (@zoom_us), our LinkedIn page (linkedin.com/company/zoom-video-communications), our Instagram page (instagram.com/zoom), our TikTok page (tiktok.com/@zoom), and our Facebook page (facebook.com/zoomvideocommunications), to communicate with investors and the public about our Company, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
We encourage customers to purchase additional products and encourage hosts to upgrade to our paid offerings by recommending additional features and through in-product prompts and notifications. Additionally, we seek to expand within organizations by adding new hosts, having workplaces purchase additional products, or expanding the use of Zoom into other teams and departments within an organization. At the same time, we strive to demonstrate the value of our platform and various product offerings to those hosts that subscribe to our free Zoom Meeting plan, thereby encouraging them to upgrade to a paid Zoom Meeting plan. However, a majority of these hosts, including those that subscribed to our free plan during the COVID-19 pandemic as a result of shelter-in-place and work-from-home mandates, may never upgrade to a paid Zoom Meeting plan. If we fail to upsell our customers or upgrade hosts of our free Zoom Meeting plan to paid subscriptions or expand the number of paid hosts within organizations, our business would be harmed.
In addition, our user growth rate may slow or decline in the future as our market penetration rates increase and we turn our focus to upgrading our free hosts to a paid Zoom Meeting plan rather than growing the total number of users. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. While we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
Our revenue growth rate has begun to decline and we expect our revenue growth rate to generally decline in future periods.
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has begun to decline and we expect our revenue growth rate to generally decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, especially once the impact of the COVID-19 pandemic tapers, particularly as vaccines become widely available and distributed, and users return to work or school or are otherwise no longer subject to limitations on in-person meetings, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. Declines in our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, including increased usage stemming from the COVID-19 pandemic, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our unified communications platform because of its reliability and performance. We plan to continue our practice of opening new data centers to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers. In addition, to meet short-term capacity needs, we may need to rely increasingly on public cloud providers, including Amazon Web Services and Oracle Cloud, which may result in higher variable costs, harming our business, financial condition, and operating results.
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
•legacy web-based meeting providers, including Cisco Webex and GoTo;
•bundled productivity solutions providers with video functionality, including Microsoft Teams and Google G Suite and Meet products;
•UCaaS and legacy PBX providers, including Avaya, RingCentral, and 8x8; and
•consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook.
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, we recently introduced Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which, as we build out our offering, may result in increased competition against companies that offer similar services, such as Five9, Inc., Genesys and NICE inContact, and new competitors that may enter that market in the future. Also, in connection with the travel restrictions and stay-in-place policies resulting from the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
Our quarterly results have fluctuated and may in the future fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations have fluctuated and may in the future fluctuate significantly, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our unified communications platform largely due to the COVID-19 pandemic, a significant portion of which is attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have had to rely on public cloud providers rather than our own data centers. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:
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
•the length of our sales cycles, especially with respect to sales to large enterprises and highly regulated industries, including financial services and U.S. federal and state and foreign governmental agencies;
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations have sought rehearing with the full court of appeal. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
We expect to increase our expenses in the future, which could decrease our profitability or prevent us from maintaining profitability.
Although we generated net income of $1,375.6 million, $672.3 million, and $25.3 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively, we have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, and addressing security and privacy issues, including those stemming from the unprecedented numbers of first-time users during the COVID-19 pandemic who may not have full IT support or established protocols like our larger customers, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses, which may result in decreased profitability. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. For example, we have faced unprecedented usage during the COVID-19 pandemic and, to meet this increased demand, have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have to rely on public cloud providers rather than our own data centers. While free users continue to be a meaningful portion of the user base, we have directed marketing programs focused on converting free users to paid subscriptions. Some of these new hosts using our platform on a free Basic account have upgraded to a paid Zoom Meeting plan but the remainder have not and may never do so. If we are unable to increase or sustain our profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not increase or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
We are subject to requirements imposed by app stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. For example, Apple recently began requiring mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other privacy and regulatory changes remains uncertain. If we do not comply with applicable requirements imposed by app stores, we could lose access to the app store and users, and our business would be harmed.
We may not be able to respond to rapid technological changes, extend our platform, or develop new features.
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform; introduce new features and products; and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption, enhance privacy and security, and create organic user demand for our platform. There is no assurance that new additions or other future enhancements to our platform or new product experiences, features, or capabilities will be compelling to our users or gain market acceptance, or that they will perform as expected. If our research and development investments do not accurately anticipate user demand or if we fail to develop our platform in a manner that satisfies user preferences and requirements in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.
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
Our operations involve the storage and transmission of customer and user information. Security incidents have occurred in the past and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of, this information, interruptions, delays, or outages in our operations and services, regulatory investigations or enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales, and harm our business.
Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. If our security measures are compromised, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems, because such threats and techniques change frequently and are generally not detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system.
Given the nature of our business and operations, our products and services will inevitably contain vulnerabilities or critical security defects that have not been identified or remediated and cannot be disclosed without compromising security. We have identified vulnerabilities in our products and services in the past, and we expect that we will continue to identify vulnerabilities in the future. We cannot be certain that we will be able to address any vulnerabilities in our software products and services that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We expect security issues to arise in the future as our products and services are more widely adopted, and as we continue to expand the features and functionality of existing products and introduce new products.
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
Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures; negatively affect our ability to attract new customers and hosts; cause existing customers to elect not to renew their subscriptions; or subject us to third-party lawsuits, regulatory investigations, proceedings, and fines, or other action or liability, which could harm our business and reputation. Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand could lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with, our platform. For example, in connection with the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our larger customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
There can be no assurance that any limitations of liability provisions in our subscription agreements, terms of use, or other agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered or exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users will be impaired and our business will be harmed.
We believe that our brand identity and awareness have contributed to our success and have helped fuel our efficient go-to-market strategy. We connect people through frictionless and secure video, voice, chat, and content sharing. We also believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications platform, rather than just one distinct product. For example, if users incorrectly view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform with multiple communications solutions, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including any delays or interruptions in service due to capacity constraints stemming from increased usage due to the COVID-19 pandemic, or of our privacy or security features, or of the providers of communication and collaboration technologies generally, could adversely affect our reputation and our ability to attract and retain hosts. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 4,422 full-time employees as of January 31, 2021, to 6,787 full-time employees as of January 31, 2022, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in the last two years and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic, any resulting effect on spending by our customers, and inflation. While some of our customers may consider our platform to be a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. While we have seen increased usage stemming from the COVID-19 pandemic, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue. Moreover, while we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly in light of a potential economic downturn.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our global operations, including regions such as the United States, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to prepare for such transitions, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
The failure to attract and retain additional qualified personnel or to maintain our happiness-centric company culture could harm our business and culture and prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we have experienced and may continue to experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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
In addition, as our stock price has fluctuated since our IPO, employees joining us at different times could have significant disparities in proceeds from sales of our equity in the public markets, which could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business. Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees, and could contribute to increased turnover or difficulties in hiring.
We have significant and expanding operations outside the United States, which may subject us to increased business, regulatory and economic risks that could harm our business.
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 33%, 31%, and 19% of our total revenue for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, information security, telecommunications requirements, data protection, consumer protection, and unsolicited email, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;
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

In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions. Additionally, while our engineering team is headquartered in the United States, we employ a product development team that has a relatively significant footprint in China today, where personnel costs are less expensive than in many other geographies. This product development team carries out the design and architecture decisions made by our U.S. engineering team. We also intend to expand our research and development presence in Phoenix, Arizona and Pittsburgh, Pennsylvania, as well as in Singapore and India. As a result of this expansion, we could experience, among other things, difficulty in attracting and retaining talent in these locations and higher operating expenses, which would adversely impact our operating margins and harm our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2022, 2021, and 2020, 22.6%, 20.2%, and 9.4% of our revenue, respectively, and 16.8%, 11.9%, and 17.5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities and other government contractors are subject to a number of additional challenges and risks.
We expect to increase our sales to U.S. federal and state and foreign governmental agency customers, which may occur through sales to other companies that re-sell our services to government customers and/or through direct sales to government entities. We received authorization under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”) that allows U.S. federal government agencies and contractors to securely use our Zoom for Government offering. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
•selling to governmental entities can be more competitive, expensive, and time-consuming than selling to private entities, often requiring significant up-front time and expense and ongoing compliance costs without any assurance that these efforts will generate a sale;
•government certification requirements may change, or we may be unable to achieve or sustain one or more government certifications, including FedRAMP, which may restrict our ability to sell into the government sector until we have attained such certificates;
•contracts with governmental entities and other government contractors, including resellers in the government market, contain terms that differ less favorably from what we generally agree to in our standard agreements, including, terms and conditions required by regulation that are not negotiable with the customer;
•non-compliance with terms and conditions of government contracts, or with representations or certifications made in connection with government contracts, can result in significantly more adverse consequences than we typically would expect in the commercial market, including, depending on the circumstances, criminal liability, liability under the civil False Claims Act, and/or suspension or debarment from doing business with governmental entities;
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
To the extent that we become more reliant on contracts with government entities and/or other government contractors in the future, our exposure to such risks and challenges could increase, which in turn could adversely impact our business.
In May 2021, the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with Federal records laws and other applicable laws. The Executive Order will lead to the development of secure software development practices and/or criteria for a consumer software labeling program, which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.

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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in excess tax benefits of stock-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; the applicability of withholding taxes; and effects from acquisitions.
The provision for taxes on our consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals; other fundamental changes in tax law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.

The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. Absent a change in legislation, we expect it will have a material impact on our cash flows beginning in the fiscal year ending January 31, 2023. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be deferred, repealed, or otherwise modified.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Co-operation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes (“DST”), many of which would apply to revenue derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
For state income tax purposes, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a California franchise tax law change limiting the usability of California state net operating losses to offset California taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2022.
We have maintained a valuation allowance on all our U.S. and U.K. net deferred tax assets since our inception as it was determined that it was more likely than not that we would not recognize the benefits of these assets. We continued to record a valuation allowance through the first nine months of fiscal 2022. In the fourth quarter of fiscal 2022, management concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer needed primarily due to its assessment of income/loss in recent periods and the forecast of future taxable income. As of January 31, 2022, based on evaluation of the positive and negative evidence, management believes it is more likely than not that the net deferred tax assets will be realized for U.S. federal and state purposes. Accordingly, management has recognized a non-recurring tax benefit of $328.0 million related to the valuation allowance reversal. As of January 31, 2022, we continued to maintain a valuation allowance of $12.6 million related to net deferred tax assets of our U.K. subsidiary and will maintain this valuation allowance until there is sufficient evidence to support the reversal of all or a portion of the allowance.
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
Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our unified communications platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities. The COVID-19 pandemic has also made it difficult to forecast revenue, costs, and expenses, as our platform has recently faced unprecedented usage from free users and new and existing customers, requiring us to devote significant resources to bolster our capacity and infrastructure. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
We rely on data from tools to calculate certain of our key business metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track our key business metrics with tools that are not independently verified by any third party. Our tools have limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our performance metrics, including the key metrics we report. If the tools we use to track these metrics over- or undercount performance or contain errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies.
We are continually seeking to improve our ability to measure our key business metrics, and regularly review our processes to assess potential improvements.
Risks Related to Laws and Regulations
The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations could harm our reputation and business or subject us to significant fines and liability.
We receive, store, process, generate, use, and share personal information and other customer and user content necessary to provide our service and ensure it is delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. Although we endeavor to comply with applicable laws and our policies, publications, certifications, and documentation, and other obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, vendors or business partners do not comply with our policies, certifications, and documentation. Any actual or perceived compliance failure, as well as greater public scrutiny of our privacy, data protection, and information security practices, could result in increased governmental and regulatory scrutiny and litigation exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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

We also expect that there will continue to be new or amended laws, regulations, industry standards, guidance and contractual obligations concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU, and the United Kingdom (U.K.) implemented the U.K. GDPR. The GDPR and the U.K. GDPR impose more stringent data protection requirements and provide greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources.
Certain jurisdictions have enacted data localization laws and cross-border data transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of Standard Contractual Clauses that are designed to be a lawful mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. The Standard Contractual Clauses require parties that rely upon them to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in Switzerland and the U.K. similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection.
In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limiting our ability to collaborate with parties that are subject to European and other privacy, data protection, and information security laws; or requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense.
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
States have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (the “CPRA”), which was approved by California voters in November 2020, becomes fully operative. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The CCPA appears to mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states have followed California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal information. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023.
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
With laws and regulations, such as the GDPR and UK GDPR in the EU as well as the CCPA, SPI Law, HIPAA, and COPPA in the United States imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we have faced and may face additional challenges in addressing their requirements and making necessary changes to our policies and practices. Additional uses of our services arising out of increased demand associated with the COVID-19 pandemic may require us to address additional privacy, data protection, and information security laws, regulations, standards, policies, and contractual obligations.
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
We were also the subject of an investigation by the FTC relating to our privacy and security representations and practices. We have reached a settlement agreement with the FTC, which the FTC voted to make final on January 19, 2021. We could fail or be perceived to fail to comply with the terms of the settlement with the FTC or any other orders or settlements relating to litigation or governmental investigations with respect to our privacy and security practices. Any failure or perceived failure to comply with such orders or settlements may increase the possibility of additional adverse consequences, including litigation, additional regulatory actions, injunctions, or monetary penalties, or require further changes to our business practices, significant management time, or the diversion of significant operational resources. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, policies, and other obligations that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform and services, which could have an adverse impact on our business.
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
Further, in recent years, the U.S. Government has expressed concerns with the security of information and communications technology and services (“ICTS”) sourced from providers in China, Russia, and other jurisdictions. In May 2019, former President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of ICTS in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as China. Several aspects of this rule remain unclear including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
We may be subject to additional liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. State and local taxing authorities have differing rules and regulations which are subject to varying interpretations. This makes the applicability of sales tax to e-commerce businesses, such as ours, uncertain and complex. We believe that we are not otherwise subject to, or required to collect, additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction, or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. There is uncertainty as to what constitutes sufficient nexus for sales made over the Internet and, after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, states may require an e-commerce business with no in-state property or personnel to collect and remit sales tax. Therefore, it is possible that we could face future audits or challenges of our positions by taxing authorities and that our liability for these taxes could exceed our estimates. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers in potential violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted initial and final voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, in June 2021, we submitted an initial voluntary self-disclosure to BIS regarding compliance with certain U.S. export control laws and regulations.
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
We may be subject to, or assist law enforcement with enforcement of, various laws, including those covering copyright, indecent content, child protection, consumer protection, telecommunications services, taxation, and similar matters. It may be difficult, expensive, and disruptive for us to address law enforcement requests, subpoenas and other legal process, and laws in various jurisdictions may conflict and hamper our ability to satisfy or comply with such requests, subpoenas and other legal process. There have been instances where improper or illegal content has been shared on our platform without our knowledge. As a service provider and as a matter of policy, we do not monitor user meetings. However, to ensure user safety and prevent conduct that is illegal, violent, or harmful to others, we enforce our terms of service through use of a mix of tools that suggest when such activity may be occurring on our platform. We also recently created an in-product security feature that allows the host or co-host of a meeting to easily select a meeting participant that may be engaging in illegal or harmful behavior and send a report about that behavior to our trust and safety team for evaluation. Our trust and safety team may take further action as appropriate, including suspension or termination of the participant's account or referral to law enforcement. While to date we have not been subject to material legal or administrative actions as a result of improper or illegal content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions along with the users who shared such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content shared on our platform. Such publicity would harm our business.
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
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and the U.K. Bribery Act 2010, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries, from directly or indirectly authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to device and maintain an adequate system of internal accounting controls. Although we take precautions to prevent violations of anti-corruption laws, our exposure for violating these laws increases as we continue to expand our international presence, and any failure to comply with such laws could harm our business, financial condition, and results of operations.

Zoom Phone is subject to U.S. federal and international regulation, and other products we may introduce in the future may also be subject to U.S. federal, state, or international laws, rules, and regulations. Any failure to comply with such laws, rules, and regulations could harm our business and expose us to liability.
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol ("VoIP") service provider. [As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access.] Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
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
State Regulation
State telecommunications regulation of Zoom Phone is generally preempted by the FCC. However, states are allowed to assess state USF contributions, E-911 fees, and other surcharges. A number of states require us to contribute to state USF and pay E-911 and other assessments and surcharges, while others are actively considering extending their programs to include the products we offer and the California Public Utilities Commission is now taking the position that it can require VoIP providers like Zoom Phone to obtain authority to operate in that state. We generally pass USF, E-911 fees, and other surcharges through to our customers where we are permitted to do so, which may result in our products becoming more expensive. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to services like Zoom Phone. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could harm our business.
A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. This decision could be appealed to the full court of appeals or the Supreme Court, or the parties could return to the trial court for further proceedings to determine whether a permanent injunction should be granted. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
Legislation has been adopted in Florida and Texas and has been introduced in at least fifteen additional states that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. In response to challenges from industry groups, federal courts have enjoined enforcement of the Florida and Texas laws, but appeals are pending in both cases. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in April 2020, June 2020, July 2020, and October 2021, we and certain of our officers and directors were sued in putative class action lawsuits and purported shareholder derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements about our data privacy and security measures. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business. We may be the target of additional litigation of this type in the future as well.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2022, the holders of our outstanding Class B common stock held 67.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 60.8% of such voting power in the aggregate. As of January 31, 2022, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.6% of our outstanding capital stock but controlled approximately 29.8% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies may depress the valuations of publicly-traded companies excluded from the indices or depress our trading volume compared to those of other similar companies that are included.
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
We record all fair value adjustments of our publicly traded and privately held non-marketable securities through the consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held securities and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. All of our investments are subject to a risk of a partial or total loss of investment capital. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements and negatively impact our business and financial results.
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
Holders of Record
As of January 31, 2022, we had 57 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from April 18, 2019 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2022 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on April 18, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 18, 2019 of $62.00 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
Unregistered Sales of Equity Securities
None.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [RESERVED]
Omitted at registrant's option.
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
Zoom enables users to connect to others, share ideas, make plans, and build toward a future limited only by their imagination. Our frictionless communications platform started with video as its foundation, and we have set the standard for innovation ever since. We connect people through our core unified communications offering, which frictionlessly brings together video, phone, chat, and webinars, and enables meaningful experiences across disparate devices and locations. Our Developer Platform enables customers, developers, and service providers to easily build apps and integrations on top of Zoom’s industry-leading video communications platform, with opportunities for global discovery and distribution. Our virtual and hybrid event solutions allow users to seamlessly create and manage engaging events. We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 24 co-located data centers worldwide and the public cloud enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our unified communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Rooms, Zoom Webinars, Zoom Phone, Zoom Events, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings with more than two endpoints time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
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
Our revenue was $4,099.9 million, $2,651.4 million, and $622.7 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively, representing period-over-period growth rate of 55% and 326% for fiscal year 2022 and fiscal year 2021, respectively. We had net income of $1,375.6 million, $672.3 million, and $25.3 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. Net cash provided by operating activities was $1,605.3 million, $1,471.2 million, and $151.9 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.

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
Expansion of Zoom Across Existing Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom HaaS, Zoom for Home, Zoom Rooms at each office location, Developer Platform solutions, Zoom Events, and Zoom Video Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing customers through our net dollar expansion rate. Our net dollar expansion rate includes the increase in user adoption within our customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all customers with more than 10 employees as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our trailing 12-month net dollar expansion rate for customers with more than 10 employees was 129% as of January 31, 2022 and greater than 130% as of January 31, 2021 and 2020. The trailing 12-month net dollar expansion rate for customers with more than 10 employees was under 130% as of January 31, 2022 as the denominator of this trailing 12-month metric reflects the significant growth in our customer base during the last two years.
As our business has changed and evolved, we have expansively built out our direct sales team, resellers, and strategic partners. We expect that revenue from customers engaged through these channels, which we call Enterprise customers, will constitute an increasingly higher percentage of our revenue over time, and therefore we believe our performance with Enterprise customers is a more important factor affecting our business than our performance with existing customers with more than 10 employees. Beginning with the first quarter of fiscal year 2023, we will no longer present the trailing 12-month net dollar expansion rate for customers with more than 10 employees. However, we will still provide this metric through the end of fiscal year 2023 in the appendix to the investor deck that we will continue to post on our investor relations website each quarter at investors.zoom.us. Going forward, we will instead provide the trailing 12-month net dollar expansion rate for Enterprise customers.
Expansion of Zoom Across Existing Enterprise Customers
Our net dollar expansion rate for Enterprise customers is calculated the same way as discussed above by applying the ARR specifically from Enterprise customers. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. We assess our performance with Enterprise customers by measuring our net dollar expansion rate. Our net dollar expansion rate for Enterprise customers measures our ability to increase revenue across our existing Enterprise customer base through expansion of users and products. Our trailing 12-month net dollar expansion rate for Enterprise customers was 130% as of January 31, 2022, and greater than 130% as of January 31, 2021 and 2020, respectively.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, and Zoom Webinars. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability to more than 45 countries and territories during fiscal year 2022. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
In July 2021, we introduced Zoom Events. Zoom Events provides businesses with a virtual event management solution and enables users to manage and host all types of internal and external virtual events. This includes the ability to create a “hub” where all of a business’ events can be listed with corresponding information about each experience. It also enables event hosts to provide ticketing and registration for attendees, and the ability to track these activities.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 33%, 31%, and 19% of our total revenue for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We have historically reviewed the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers with More Than 10 Employees
Increasing awareness of our platform and its broad range of capabilities has enabled us to substantially expand our customer base, which includes organizations of all sizes across industries. We define a customer as a separate and distinct buying entity, which can be a single paid host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. To better distinguish business customers from our broader customer base, we review the number of customers with more than 10 employees. As of January 31, 2022, 2021, and 2020, we had approximately 509,800, 467,100, and 81,900 customers, respectively, with more than 10 employees. When disclosing the number of customers, we round down to the nearest hundred.
As we approach our three-year anniversary as a public company, our business has evolved substantially and the metrics that management uses to evaluate the business have changed. Beginning with the first quarter of fiscal year 2023, we will no longer present the number of customers with more than 10 employees. However, we will still provide this metric through the end of fiscal year 2023 in the appendix to the investor deck that we will continue to post on our investor relations website each quarter at investors.zoom.us.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 22%, 20%, and 33% of total revenue for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, 2021, and 2020, we had 2,725, 1,644, and 641 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of the customers with more than 10 employees.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of January 31, 2022, 2021, and 2020, we had approximately 191,000, 141,100, and 54,600 Enterprise customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”) and adjusted free cash flow (“Adjusted FCF”), non-GAAP financial measures, are useful in evaluating our liquidity.
Free Cash Flow and Adjusted Free Cash Flow
We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We define Adjusted FCF as FCF plus litigation settlement payments, net. We add back litigation settlement payments, net because they are not part of our ongoing operating activities, and the consideration of measures that exclude such payments can assist in the comparison of cash generated from operations in different periods which may or may not include such payments and assist in the comparison with the results of other companies in the industry. We believe that FCF and Adjusted FCF are useful indicators of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after investments in property and equipment, can be used for future growth. FCF and Adjusted FCF are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use these metrics, may calculate these metrics differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of these non-GAAP metrics as a comparative measure.
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF and Adjusted FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,605,266	$1,471,177	$151,892
Less: purchases of property and equipment	(132,590)	(79,972)	(38,084)
Free cash flow (non-GAAP)	$1,472,676	$1,391,205	$113,808
Add: Litigation settlement payments, net	85,000	—	—
Adjusted free cash flow (non-GAAP)	$1,557,676	$1,391,205	$113,808
Net cash used in investing activities	$(2,859,097)	$(1,562,420)	$(499,468)
Net cash provided by financing activities	$34,068	$2,050,277	$615,690

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
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase in absolute dollars for the foreseeable future, as we expand our data center capacity due to increased usage over time. However, the cost of revenue as a percentage of revenue may decrease over time as we scale our data centers to accommodate usage from our increased customer base and as the ratio of free to paid users varies.
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel-related expenses directly associated with our research and development organization, depreciation of equipment used in research and development, and allocated overhead. Research and development costs are expensed as incurred. We plan to increase our investment in research and development for the foreseeable future, primarily by increasing research and development headcount, as we focus on further developing our platform, enhancing its use cases, and strengthening security and privacy. As a result, we expect our research and development expenses to increase in absolute dollars during the upcoming fiscal year. We expect, however, that our research and development expenses as a percentage of revenue will remain relatively flat during the upcoming fiscal year.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, public relations, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include credit card processing fees related to sales and amortization of deferred contract acquisition costs. We plan to increase our investment in sales and marketing over the foreseeable future, primarily by increasing the headcount of our direct sales force and marketing investments in demand generation. As a result, we expect our sales and marketing expenses to increase in absolute dollars during the upcoming fiscal year. We expect, however, that our sales and marketing expenses as a percentage of revenue will remain relatively flat during the upcoming fiscal year.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; indirect taxes; litigation settlements, and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase in absolute dollars during the upcoming fiscal year. We expect, however, that our general and administrative expenses as a percentage of revenue will remain relatively flat during the upcoming fiscal year.
Gains on Strategic Investments, Net
Gains on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest income and net accretion on our marketable securities and effect of changes in foreign currency exchange rates.
(Benefit from) provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Revenue	$4,099,864	$2,651,368	$622,658
Cost of revenue (1)	1,054,554	821,989	115,396
Gross profit	3,045,310	1,829,379	507,262
Operating expenses:
Research and development (1)	362,990	164,080	67,079
Sales and marketing (1)	1,135,959	684,904	340,646
General and administrative (1)	482,770	320,547	86,841
Total operating expenses	1,981,719	1,169,531	494,566
Income from operations	1,063,591	659,848	12,696
Gains on strategic investments, net	43,761	2,538	—
Other (expense) income, net	(5,720)	15,648	13,666
Income before (benefit from) provision for income taxes	1,101,632	678,034	26,362
(Benefit from) provision for income taxes	(274,007)	5,718	1,057
Net income	$1,375,639	$672,316	$25,305

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$69,612	$34,960	$7,860
Research and development	113,000	50,161	11,645
Sales and marketing	229,297	146,377	41,465
General and administrative	65,378	44,320	12,139
Total stock-based compensation expense	$477,287	$275,818	$73,109

	Year Ended January 31,
	2022	2021	2020

	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	26	31	19
Gross profit	74	69	81
Operating expenses:
Research and development	8	6	11
Sales and marketing	27	26	55
General and administrative	12	12	13
Total operating expenses	47	44	79
Income from operations	27	25	2
Gains on strategic investments, net	1	—	—
Other (expense) income, net	0	1	2
Income before (benefit from) provision for income taxes	28	26	4
(Benefit from) provision for income taxes	(6)	1	0
Net income	34%	25%	4%

Comparison of Fiscal Years Ended January 31, 2022 and 2021
Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Revenue	$4,099,864	$2,651,368	$1,448,496	55%
Revenue for the fiscal year ended January 31, 2022 increased by $1,448.5 million, or 55%, compared to the fiscal year ended January 31, 2021. Due to the COVID-19 pandemic, there was an expansion in usage of our services, and many organizations around the world continued utilizing our platform to support their operations remotely. As a result, the increase in revenue was primarily due to subscription services provided to existing customers, which accounted for approximately 70% of the increase, and to subscription services provided to new customers, which accounted for approximately 30% of the increase.
Cost of Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,054,554	$821,989	$232,565	28%
Gross profit	3,045,310	1,829,379	1,215,931	66%
Gross margin	74%	69%
Cost of revenue for the fiscal year ended January 31, 2022 increased by $232.6 million, or 28%, compared to the fiscal year ended January 31, 2021. In response to the COVID-19 pandemic, we have temporarily removed the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide. We also experienced a significant increase in usage from paid users as more companies utilized our platform to allow their employees to work remotely. This increase in usage resulted in an increase of $83.5 million in costs related to third-party cloud hosting, our co-located data centers, and integrated third-party PSTN services to support the increase in customers and expanded use of our unified communications platform by existing customers. The remaining increase was primarily due to an increase of $99.0 million in personnel-related expenses mainly driven by additional headcount, which includes a $34.7 million increase in stock-based compensation expense; an increase of $26.6 million related to subscription to software-based services; an increase of $9.3 million in allocated overhead expenses; and an increase of $8.6 million in professional services mainly for customer support.
Gross margin increased to 74% for the fiscal year ended January 31, 2022 from 69% for the fiscal year ended January 31, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our data center capacity to accommodate the increased usage as well as lower rates from third-party cloud hosting providers.
Operating Expenses
Research and Development

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Research and development	$362,990	$164,080	$198,910	121%
Research and development expense for the fiscal year ended January 31, 2022 increased by $198.9 million, or 121%, compared to the fiscal year ended January 31, 2021. The increase was primarily due to higher personnel-related expenses of $182.1 million mainly driven by additional headcount, which includes a $62.8 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to an increase of $11.6 million in allocated overhead expenses, and an increase of $6.8 million related to subscription to software-based services.

Sales and Marketing

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$1,135,959	$684,904	$451,055	66%
Sales and marketing expense for the fiscal year ended January 31, 2022 increased by $451.1 million, or 66%, compared to the fiscal year ended January 31, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $308.2 million, mainly driven by additional headcount in our sales force to support the increased demand, which includes an increase of $82.9 million in stock-based compensation expense; and an increase of $73.0 million in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $104.4 million in marketing and sales event-related costs mainly due to an increase in digital advertising programs, an increase of $19.1 million in credit card processing fees as a result of increased online payments, an increase of $17.1 million in allocated overhead expenses, and an increase of $8.4 million related to subscription to software-based services.
General and Administrative

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$482,770	$320,547	$162,223	51%
General and administrative expense for the fiscal year ended January 31, 2022 increased by $162.2 million, or 51%, compared to the fiscal year ended January 31, 2021. The increase in general and administrative expense was primarily due to an increase of $72.2 million in personnel-related expenses mainly driven by additional headcount, which includes a $21.1 million increase in stock-based compensation expense; an increase of $66.9 million in litigation settlement expense, net of amounts estimated to be covered by insurance; an increase of $44.1 million related to professional services composed primarily of legal and other consulting fees; and an increase of $28.8 million related to subscription to software-based services. This is partially offset by a decrease of $31.8 million related to a contingent liability for sales and other indirect taxes, and a decrease of $23.3 million due to charitable donations related mainly to shares transferred to a donor advised fund in the fiscal year ended January 31, 2021.
Gains on Strategic Investments, Net

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Gains on strategic investments, net	$43,761	$2,538	$41,223	1,624%
Gains on strategic investments, net recognized during the fiscal year ended January 31, 2022 was driven by $49.9 million unrealized gains recognized on our privately held equity securities, partially offset by $6.2 million unrealized losses recognized on our publicly traded equity securities.
Other (Expense) Income, Net

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
Other (expense) income, net	$(5,720)	$15,648	$(21,368)	(137)%
Other (expense) income, net for the fiscal year ended January 31, 2022 decreased by $21.4 million, or 137%, compared to the fiscal year ended January 31, 2021. The decrease was primarily attributable to a decrease of $19.2 million related to changes in foreign currency exchange rates.

(Benefit from) Provision for Income Taxes

	Year Ended January 31,
	2022	2021	$ Change	% Change

	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(274,007)	$5,718	$(279,725)	(4,892)%
Benefit from income taxes for the fiscal year ended January 31, 2022 was $274.0 million, compared to a provision for income taxes of $5.7 million the fiscal year ended January 31, 2021. The change in income taxes was primarily due to the valuation allowance release on the U.S. federal and state deferred tax assets. See Note 10 “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more details on the valuation allowance release.
For a discussion of the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.4 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, including timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our material cash requirements from known contractual and other obligations primarily relate to our leases for office space and equipment, as well as non-cancelable purchase obligations. Expected timing of those payments are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$117,763	$24,490	$47,787	$30,171	$15,315
Non-cancelable purchase obligations	386,594	227,182	159,412	—	—
Total contractual obligations	$504,357	$251,672	$207,199	$30,171	$15,315
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,605,266	$1,471,177	$151,892
Net cash used in investing activities	$(2,859,097)	$(1,562,420)	$(499,468)
Net cash provided by financing activities	$34,068	$2,050,277	$615,690
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
Net cash provided by operating activities was $1,605.3 million for the fiscal year ended January 31, 2022, compared to $1,471.2 million for the fiscal year ended January 31, 2021. The increase in operating cash flow was due to an increase in net income of $703.3 million, offset by the negative impact from changes in operating assets and liabilities of $506.3 million, and a decrease in non-cash adjustments of $62.9 million, which is primarily a result of the income tax benefit from release of valuation allowance and higher gains from strategic investments, offset by higher stock-based compensation expense, higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base, and higher provision for accounts receivable allowances due to higher accounts receivable balances.
Investing Activities
Net cash used in investing activities of $2,859.1 million for the fiscal year ended January 31, 2022 was primarily due to net purchases of marketable securities of $2,404.8 million, purchases of strategic investments of $305.1 million, purchases of property and equipment of $132.6 million, purchases of intangible assets of $13.0 million, and cash paid for acquisition, net of cash acquired, of $3.5 million.
Net cash used in investing activities of $1,562.4 million for the fiscal year ended January 31, 2021 was primarily due to net purchases of marketable securities of $1,438.8 million, purchases of property and equipment of $80.0 million, cash paid for acquisition, net of cash acquired, of $26.5 million, purchases of strategic investments of $13.0 million, and purchases of intangible assets of $5.8 million.
Financing Activities
Net cash provided by financing activities of $34.1 million for the fiscal year ended January 31, 2022 was due to proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $59.3 million and proceeds from the exercise of stock options of $14.4 million, offset by proceeds from international employee stock sales remitted to employees and tax authorities of $40.0 million.
Net cash provided by financing activities of $2,050.3 million for the fiscal year ended January 31, 2021 was due to proceeds from our follow-on offering, net of underwriting discounts and commissions and other offering costs, of $1,979.2 million, proceeds from issuance of common stock pursuant to our ESPP of $38.4 million, proceeds from the exercise of stock options of $28.6 million, and proceeds from international employee stock sales to be remitted to employees and tax authorities of $4.1 million.
For a discussion of the fiscal year ended January 31, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Stock Repurchase Program
In February 2022, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common, which expires in February 2024. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors, and the repurchase program will be funded using our working capital. The program may be modified, suspended or discontinued at any time.
As of March 6, 2022, $997.1 million of the repurchase authorization remained available.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC under the Securities Act.
Critical Accounting Estimates
Critical accounting estimates are those accounting estimates that require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our consolidated financial statements, the following critical estimates involve a greater degree of judgment and complexity.
Revenue Recognition
We derive our revenue primarily from subscription agreements with customers for access to our unified communications platform and services. We also provide other services, which include professional services, consulting services, and online event hosting, which were immaterial to our consolidated financial statements. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services. We apply judgment during the identification of a contract to determine the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. Significant judgment is required in arriving at this estimated period of benefit. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications platform and related significant features. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
Allowance for Credit Losses
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
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. As of January 31, 2022, no impairment of goodwill has been identified.
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
Our use of the Black-Scholes option-pricing model requires the input of subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different for the current period and in the future.
These assumptions and estimates used in the Black-Scholes option-pricing model are as follows:
•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the awards was based on the U.S. Treasury yield curve in effect at the time of the grant.
•Expected Term. The expected term of the ESPP represents the period of time that purchase rights are expected to be outstanding.
•Expected Volatility. For the ESPP purchase rights granted during the fiscal year ended January 31, 2021, as we have a limited trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards. For the ESPP purchase rights granted during the fiscal year ended January 31, 2022, expected volatility was determined using a combination of the implied volatility of publicly traded options in our stock and historical volatility of our stock price.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.

Strategic Investments
Accounting for strategic investments in privately held debt and equity securities in which we do not have a controlling interest or significant influence requires us to make significant estimates and assumptions.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available market data. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market. The valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying values of our privately held equity securities are adjusted if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of our strategic investments in privately held companies, we utilize the most recent data available, as adjusted to reflect the specific rights and preferences of those securities we hold.
We assess our privately held debt and equity securities strategic investment portfolio quarterly for indicators for impairment. Our impairment analysis encompasses a qualitative assessment evaluates key factors including but not limited to the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.
The privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in enterprise value of our largest privately held equity securities held as of January 31, 2022 would not have had a material impact on the value of our investment portfolio.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized based on the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We make assumptions, judgments and estimates to determine the current income tax provision (benefit), deferred tax asset and liabilities and valuation allowance recorded against a deferred tax asset. The assumptions, judgments and estimates relative to the current income tax provision (benefit) take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, their interpretation and resolution of tax audits could significantly impact the income taxes provided in our consolidated financial statements. Assumptions, judgments and estimates relative to the amount of deferred income taxes take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from our estimates.
Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.
Recent Accounting Pronouncements
See “Summary of Business and Significant Accounting Policies” in Note 1 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2022, 2021, and 2020. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1.1 billion and marketable securities of $4.4 billion as of January 31, 2022. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2022, 2021, and 2020.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM VIDEO COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Video Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Video Communications, Inc. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $4,099 million of revenue for the year ended January 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to revenue recognition. This included certain controls related to the Company’s general information technology and application controls related to the systems utilized within the Company’s revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing the IT controls of the various systems interacting with the Company’s revenue recognition process. We recalculated revenue for system-generated sales transactions during the year using a software audit tool. For a sample of transactions, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers and cash receipts. Additionally, for the same sample of transactions, we recalculated the amount of revenue recognized in the period based on the terms of the arrangement and the satisfaction of the underlying performance obligation. In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California
March 7, 2022

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,062,820	$2,240,303
Marketable securities	4,356,446	2,004,410
Accounts receivable, net of allowances of $24,696 and $36,844 as of January 31, 2022 and 2021, respectively	419,673	294,703
Deferred contract acquisition costs, current	199,266	136,630
Prepaid expenses and other current assets	145,602	116,819
Total current assets	6,183,807	4,792,865
Deferred contract acquisition costs, noncurrent	164,714	157,262
Property and equipment, net	222,354	149,924
Operating lease right-of-use assets	95,965	97,649
Strategic investments	367,814	18,668
Goodwill	27,607	24,340
Deferred tax assets	382,296	1,519
Other assets, noncurrent	106,761	55,766
Total assets	$7,551,318	$5,297,993
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,841	$8,664
Accrued expenses and other current liabilities	430,415	393,018
Deferred revenue, current	1,141,435	858,284
Total current liabilities	1,579,691	1,259,966
Deferred revenue, noncurrent	38,481	25,211
Operating lease liabilities, noncurrent	85,018	90,415
Other liabilities, noncurrent	68,110	61,634
Total liabilities	1,771,300	1,437,226
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of January 31, 2022 and 2021; zero shares issued and outstanding as of January 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2022 and 2021; 247,044,454 and 215,737,924 shares issued and outstanding as of January 31, 2022 and 2021, respectively; 300,000,000 Class B shares authorized as of January 31, 2022 and 2021; 51,993,351 and 77,811,299 shares issued and outstanding as of January 31, 2022 and 2021, respectively	299	292
Additional paid-in capital	3,749,514	3,187,168
Accumulated other comprehensive (loss) income	(17,902)	839
Retained earnings	2,048,107	672,468
Total stockholders’ equity	5,780,018	3,860,767
Total liabilities and stockholders’ equity	$7,551,318	$5,297,993
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$4,099,864	$2,651,368	$622,658
Cost of revenue	1,054,554	821,989	115,396
Gross profit	3,045,310	1,829,379	507,262
Operating expenses:
Research and development	362,990	164,080	67,079
Sales and marketing	1,135,959	684,904	340,646
General and administrative	482,770	320,547	86,841
Total operating expenses	1,981,719	1,169,531	494,566
Income from operations	1,063,591	659,848	12,696
Gains on strategic investments, net	43,761	2,538	—
Other (expense) income, net	(5,720)	15,648	13,666
Income before (benefit from) provision for income taxes	1,101,632	678,034	26,362
(Benefit from) provision for income taxes	(274,007)	5,718	1,057
Net income	1,375,639	672,316	25,305
Undistributed earnings attributable to participating securities	(582)	(789)	(3,555)
Net income attributable to common stockholders	$1,375,057	$671,527	$21,750
Net income per share attributable to common stockholders:
Basic	$4.64	$2.37	$0.09
Diluted	$4.50	$2.25	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	296,334,894	283,853,654	233,641,336
Diluted	305,826,505	298,127,669	254,298,014
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net income	$1,375,639	$672,316	$25,305
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(18,741)	30	944
Comprehensive income	$1,356,898	$672,346	$26,249
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2019	152,665,804	$159,552	90,327,435	$89	$17,760	$(135)	$(25,153)	$(7,439)
Conversion of convertible preferred stock to common stock upon initial public offering	(152,665,804)	(159,552)	152,665,804	153	159,399	—	—	159,552
Conversion of convertible promissory notes and accrued interest to common stock upon initial public offering	—	—	426,223	—	15,344	—	—	15,344
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	15,819,646	16	541,483	—	—	541,499
Issuance of common stock upon exercise of stock options, net of repurchases and release of restricted stock units	—	—	18,501,767	19	9,752	—	—	9,771
Issuance of common stock reserved for charitable donations	—	—	500,000	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	490,268	—	15,482	—	—	15,482
Stock-based compensation expense	—	—	—	—	73,485	—	—	73,485
Other comprehensive income	—	—	—	—	—	944	—	944
Net income	—	—	—	—	—	—	25,305	25,305
Balance as of January 31, 2020	—	$—	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	5,882,353	6	1,979,538	—	—	1,979,544
Issuance of common stock upon exercise of stock options	—	—	7,378,477	7	29,100	—	—	29,107
Issuance of common stock upon release of restricted stock units	—	—	633,697	1	—	—	—	1
Charitable donation of common stock	—	—	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	—	—	923,553	1	38,432	—	—	38,433
Stock-based compensation expense	—	—	—	—	284,081	—	—	284,081
Other comprehensive income	—	—	—	—	—	30	—	30
Net income	—	—	—	—	—	—	672,316	672,316
Balance as of January 31, 2021	—	$—	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	—	—	2,881,485	4	14,806	—	—	14,810
Issuance of common stock upon release of restricted stock units	—	—	1,768,702	2	—	—	—	2
Issuance of common stock for employee stock purchase plan	—	—	838,395	1	59,330	—	—	59,331
Stock-based compensation expense	—	—	—	—	488,210	—	—	488,210
Other comprehensive loss	—	—	—	—	—	(18,741)	—	(18,741)
Net income	—	—	—	—	—	—	1,375,639	1,375,639
Balance as of January 31, 2022	—	$—	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,375,639	$672,316	$25,305
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	477,287	275,818	73,109
Income tax benefit from release of valuation allowance	(327,957)	—	—
Amortization of deferred contract acquisition costs	177,283	104,306	37,101
Gains on strategic investments, net	(43,761)	(2,538)	—
Depreciation and amortization	48,188	28,857	16,449
Provision for accounts receivable allowances	36,747	32,007	6,370
Non-cash operating lease cost	18,387	10,887	6,885
Charitable donation of common stock	—	23,312	—
Amortization on marketable securities	25,316	5,433	(2,041)
Other	4,591	927	973
Changes in operating assets and liabilities:
Accounts receivable	(159,183)	(219,039)	(64,715)
Prepaid expenses and other assets	(155,934)	(68,521)	(24,805)
Deferred contract acquisition costs	(247,371)	(307,068)	(72,714)
Accounts payable	(2,218)	3,481	(2,030)
Accrued expenses and other liabilities	101,369	251,654	51,179
Deferred revenue	293,887	665,724	106,286
Operating lease liabilities, net	(17,004)	(6,379)	(5,460)
Net cash provided by operating activities	1,605,266	1,471,177	151,892
Cash flows from investing activities:
Purchases of marketable securities	(4,434,749)	(2,056,470)	(800,228)
Maturities of marketable securities	1,733,043	580,795	343,554
Sales of marketable securities	296,867	36,897	—
Purchases of property and equipment	(132,590)	(79,972)	(38,084)
Purchases of strategic investments	(305,149)	(13,000)	(3,000)
Cash paid for acquisition, net of cash acquired	(3,501)	(26,486)	—
Purchases of intangible assets	(13,018)	(5,843)	(141)
Other	—	1,659	(1,569)
Net cash used in investing activities	(2,859,097)	(1,562,420)	(499,468)
Cash flows from financing activities:
Proceeds from issuance of common stock for employee stock purchase plan	59,331	38,433	15,482
Proceeds from exercise of stock options, net of repurchases	14,404	28,550	9,169
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(40,004)	4,088	48,547
Proceeds from follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	1,979,206	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions and other offering costs	—	—	542,492
Other	337	—	—
Net cash provided by financing activities	34,068	2,050,277	615,690
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,219,763)	1,959,034	268,114
Cash, cash equivalents, and restricted cash—beginning of year	2,293,116	334,082	65,968
Cash, cash equivalents, and restricted cash—end of year	$1,073,353	$2,293,116	$334,082

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$38,979	$3,181	$1,070
Supplemental disclosures of non-cash investing and financing information
Purchase of equipment during the period included in accounts payable and accrued expenses	$13,728	$34,514	$1,422
Vesting of early exercised stock options and restricted stock awards	$407	$558	$725
Conversion of convertible preferred stock to Class B common stock upon initial public offering	$—	$—	$159,552
Conversion of debt to Class A common stock	$—	$—	$15,344

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,062,820	$2,240,303	$283,134
Restricted cash, current included in prepaid expenses and other current assets	10,236	50,575	48,647
Restricted cash, noncurrent included in other assets, noncurrent	297	2,238	2,301
Total cash, cash equivalents, and restricted cash	$1,073,353	$2,293,116	$334,082
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) connect people through our core unified communications offering, which frictionlessly brings together video, phone, chat, and webinars, and enables meaningful experiences across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ended January 31, 2022.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, stock-based compensation expense, sales and other tax liabilities, the fair value of marketable securities, acquired intangible assets and goodwill, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could materially differ from those estimates.
The COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the availability and distribution of vaccines, and their impact on our customers and our sales cycles. During the fiscal years ended January 31, 2022 and 2021, our estimates and assumptions required increased judgment and carried a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
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
No single customer accounted for more than 10% of accounts receivable at January 31, 2022 or 2021. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2022, 2021, or 2020.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less.
Restricted cash consists of certificates of deposit collateralizing our operating leases and cash from proceeds from international employees’ sales of our common stock, and is included in prepaid expenses and other current assets and other assets, noncurrent in the consolidated balance sheets.
As of January 31, 2022 and 2021, we had $10.2 million and $50.5 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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
Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of January 31, 2022	As of January 31, 2021
	(in thousands)

Accounts receivable, gross	$444,369	$331,547
Less: Allowance for credit losses	(17,000)	(20,500)
Less: Allowance for returns	(7,696)	(16,344)
Accounts receivable, net	$419,673	$294,703
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
For the fiscal year ended January 31, 2022, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectibility trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2022.

	January 31, 2022	January 31, 2021

	(in thousands)
Balance as of beginning of year	$20,500	$5,150
Provision for credit losses	32,587	25,651
Write-offs	(36,087)	(10,301)
Balance as of end of year	$17,000	$20,500
Available-for-sale Investments
Available-for-sale investments consist primarily of high-grade commercial paper, agency bonds, corporate bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond 12 months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in accumulated other comprehensive (loss) income, which is reflected as a component of stockholders’ equity. We evaluate our securities with unrealized loss positions as to whether the declines in fair value were due to credit losses, and record the portion of impairment relating to the credit losses through allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other (expense) income, net in the consolidated statements of operations.

Strategic Investments
We hold strategic investments in publicly held equity securities and privately held debt and equity securities in which we do not have a controlling interest. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains on strategic investments, net in the consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through gains on strategic investments, net in the consolidated statements of operations.
If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting for such investments. Privately held equity securities that are accounted for under the equity method are measured at cost less any impairment, plus or minus our share of equity method investee income or loss, which is reported in gains on strategic investments, net in the consolidated statements of operations.
Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive (loss) income on the consolidated balance sheets.
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for indicators for impairment. As of January 31, 2022, we have not recognized any impairments to our privately held debt and equity securities.
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
Software Development Costs
We capitalize certain development costs related to our unified communications platform during the application development stage as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We have capitalized $20.2 million, $19.4 million, and $3.1 million of software development costs during the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2022, 2021, or 2020.
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
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2022 and determined that no adjustment to the carrying value of goodwill was required.
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

We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal year ended January 31, 2022.
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
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are composed of co-located data center costs, third-party cloud hosting costs, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development costs and acquired intangible assets, royalty payments, and allocated overhead costs. Indirect overhead costs associated with corporate facilities and related depreciation, health care benefits, training, and other employee benefits are allocated to cost of revenue and operating expenses based on applicable headcount.
Research and Development
Research and development costs include personnel-related expenses associated with our engineering personnel and consultants responsible for the design, development, and testing of our unified communications platform, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $40.9 million, $34.8 million, and $42.0 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
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
Revenue by geographical region can be found in the revenue recognition disclosures in Note 2 below. The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2022	2021

	(in thousands)
Americas	$180,033	$138,093
APAC	36,715	10,033
EMEA	5,606	1,798
Total property and equipment, net	$222,354	$149,924
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We do not expect the adoption to have a material effect on our consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2022		2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$2,734,241	67%	$1,831,694	69%	$500,622	81%
APAC	564,120	13	332,844	13	51,152	8
EMEA	801,503	20	486,830	18	70,884	11
Total	$4,099,864	100%	$2,651,368	100%	$622,658	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the consolidated balance sheets was $59.7 million and $24.6 million as of January 31, 2022 and 2021, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2022, 2021, and 2020 that was included in deferred revenue at the beginning of each period was $858.2 million, $222.0 million, and $119.1 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2022, the aggregate amount of the transaction price allocated to our remaining performance obligations was $2,647.6 million, which consists of both billed consideration in the amount of $1,179.9 million and unbilled consideration in the amount of $1,467.7 million that we expect to recognize as revenue. We expect to recognize 63% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2022	2021

	(in thousands)
Beginning balance	$293,892	$91,130
Additions to deferred contract acquisition costs	247,371	307,068
Amortization of deferred contract acquisition costs	(177,283)	(104,306)
Ending balance	$363,980	$293,892
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$199,266	$136,630
Deferred contract acquisition costs, noncurrent	164,714	157,262
Total deferred contract acquisition costs	$363,980	$293,892

3.    Investments
Marketable Securities
As of January 31, 2022 and 2021, our marketable securities consisted of the following:

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$28,723	$—	$—	$28,723
Agency bonds	632,935	2	(3,328)	629,609
Corporate and other debt securities	282,124	5	(1,202)	280,927
U.S. government agency securities	3,046,742	28	(19,261)	3,027,509
Treasury bills	389,826	—	(148)	389,678
Marketable securities	$4,380,350	$35	$(23,939)	$4,356,446

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$26,222	$—	$—	$26,222
Agency bonds	461,335	79	(49)	461,365
Corporate and other debt securities	465,207	1,113	(64)	466,256
U.S. government agency securities	834,894	28	(257)	834,665
Treasury bills	215,902	6	(6)	215,902
Marketable securities	$2,003,560	$1,226	$(376)	$2,004,410
We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive (loss) income for the fiscal years ended January 31, 2022, 2021, and 2020.

The following table presents the contractual maturities of our marketable securities as of January 31, 2022 and 2021:

	As of January 31,
	2022	2021

	(in thousands)
Less than one year	$2,387,139	$1,017,048
Due in one to five years	1,969,307	987,362
Total	$4,356,446	$2,004,410
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$168,784	$91,399	$93,400	$353,583
Debt securities	14,231	—	—	14,231
Strategic investments	$183,015	$91,399	$93,400	$367,814
Strategic investments by form and measurement category as of January 31, 2021 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$13,538	$—	$13,538
Debt securities	5,130	—	—	5,130
Strategic investments	$5,130	$13,538	$—	$18,668
In the second quarter of fiscal year 2022, we made a $75.0 million strategic investment of common shares of a technology company in a private placement concurrent with the investee company’s initial public offering. The shares are subject to a 180-day lock-up agreement. We recorded a gain of $26.3 million related to this investment for the fiscal year ended January 31, 2022. As of January 31, 2022, the fair value of the investment was $101.3 million and our ownership interest represents approximately one percent of the economic interest of the investee’s outstanding capital stock.
In the third quarter of fiscal year 2022, we made an additional strategic investment in equity securities of a private company. Based on the terms of these privately-held securities, we determined that we currently do not have a controlling interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Therefore this investment is currently accounted for under the equity method. The fair value of the investment was remeasured immediately before adopting the equity method of accounting, based on the observable price from the most recent financing round. The carrying value of this investment was also adjusted by our share of the equity method investee’s operating result for the respective period, which was immaterial for the fiscal year ended January 31, 2022. As a result, we recognized a total gain of $49.9 million on the existing investment during the third quarter of fiscal year 2022. As of January 31, 2022, the carrying amount of this investment was $93.4 million.
In the fourth quarter of fiscal year 2022, we made a $100.0 million strategic investment of common shares of a software company in a private placement concurrent with the investee company’s merger. We recorded a loss of $32.5 million related to this investment for the fiscal year ended January 31, 2022. As of January 31, 2022, the fair value of the investment was $67.5 million and our ownership interest represents approximately two percent of the economic interest of the investee’s outstanding capital stock.

In the fourth quarter of fiscal year 2022, we also made a $75.0 million strategic investment in equity securities of a private company. Based on the terms of these privately-held securities, we determined that we do not have a controlling interest nor the ability to exercise significant influence over the operating and financial policies of the investee. Therefore this investment is currently accounted for under the measurement alternative method. No gain or loss was recorded related to this investment for the fiscal year ended January 31, 2022. As of January 31, 2022, the carrying amount of this investment was $75.0 million.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,722	$688,722	$—	$—
Treasury bills	107,496	—	107,496	—
Corporate debt securities	749	—	749	—
Cash equivalents	796,967	688,722	108,245	—
Commercial paper	28,723	—	28,723	—
Agency bonds	629,609	—	629,609	—
Corporate and other debt securities	280,927	—	280,927	—
U.S. government agency securities	3,027,509	—	3,027,509	—
Treasury bills	389,678	—	389,678	—
Marketable securities	4,356,446	—	4,356,446	—
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Publicly held equity securities included in strategic investments	168,784	168,784	—	—
Privately held debt securities included in strategic investments	14,231	—	—	14,231
Total financial assets	$5,336,725	$857,506	$4,464,988	$14,231

	As of January 31, 2021
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$958,357	$958,357	$—	$—
Treasury bills	618,498	—	618,498	—
Cash equivalents	1,576,855	958,357	618,498	—
Commercial paper	26,222	—	26,222	—
Agency bonds	461,365	—	461,365	—
Corporate and other debt securities	466,256	—	466,256	—
U.S. government agency securities	834,665	—	834,665	—
Treasury bills	215,902	—	215,902	—
Marketable securities	2,004,410	—	2,004,410	—
Certificate of deposit included in prepaid expenses and other current assets	100	—	100	—
Certificates of deposit included in other assets, noncurrent	2,238	—	2,238	—
Privately held debt securities included in strategic investments	5,130	—	—	5,130
Total financial assets	$3,588,733	$958,357	$2,625,246	$5,130

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
5.    Business Combinations
On May 7, 2020, we acquired 100% of the issued and outstanding share capital of Keybase, Inc. (“Keybase”), a secure messaging and file-sharing company, for purchase consideration of $42.9 million in cash. The acquisition helps us strengthen the security of our unified communications platform by providing end-to-end encryption expertise. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $24.3 million was attributed to goodwill, $3.3 million to intangible assets, and $15.3 million to other net assets acquired primarily consisting of cash and cash equivalents of $16.4 million. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. Acquired intangible assets consisted of developed technology with an estimated useful life of five years. The developed technology had a remaining useful life of 3.3 years as of January 31, 2022, and is amortized using the straight-line method over its estimated useful life.
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

6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2022	2021

	(in thousands)
Prepaid expenses	112,666	60,702
Restricted cash from international employee stock sales	10,236	50,475
Other	22,700	5,642
Prepaid expenses and other current assets	$145,602	$116,819
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2022	2021

	(in thousands)
Computer and office equipment	$224,901	$137,445
Software	59,153	36,216
Leasehold improvements	25,340	23,593
Furniture and fixtures	4,565	4,625
Property and equipment, gross	313,959	201,879
Less: accumulated depreciation and amortization	(91,605)	(51,955)
Property and equipment, net	$222,354	$149,924
Depreciation and amortization expense was $47.5 million, $28.4 million, and $16.4 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2022	2021

	(in thousands)
Accounts receivable, noncurrent	$55,643	$28,008
Prepaid expense, noncurrent	16,120	12,386
Other	34,998	15,372
Other assets, noncurrent	$106,761	$55,766
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2022	2021

	(in thousands)
Accrued expenses	$149,658	$157,167
Accrued compensation and benefits	126,322	118,640
Income tax liability	56,968	3,426
Sales and other tax liabilities	33,305	27,453
Customer deposit liabilities	20,884	13,050
Operating lease liabilities, current	20,697	15,601
Proceeds from employee equity transactions to be remitted to employees and tax authorities	14,169	54,174
Other	8,412	3,507
Accrued expenses and other current liabilities	$430,415	$393,018
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2022	2021

	(in thousands)
Sales and other tax liabilities	$53,916	$58,133
Other	14,194	3,501
Other liabilities, noncurrent	$68,110	$61,634

7.    Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to 8 years. We also enter into equipment operating lease agreements related to our HaaS offering. As a practical expedient, we account for HaaS with customers as a combined performance obligation with the right to access our unified communications platform under ASC 606, Revenue from Contracts with Customers. HaaS was immaterial to our consolidated financial statements. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $22.8 million, $14.5 million and $9.7 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2022, 2021 and 2020.

Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2022	2021
	(in thousands, except life and percentages)
Reported as:
Assets:
Operating lease right-of-use assets	$95,965	$97,649
Liabilities:
Accrued expenses and other current liabilities	$20,697	$15,601
Operating lease liabilities, noncurrent	85,018	90,415
Total operating lease liabilities	$105,715	$106,016

Weighted average remaining lease term	5.1 years	6.1 years
Weighted average discount rate	4.0%	4.5%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$22,679	$13,717	$9,774
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$16,784	$39,918	$34,993
As of January 31, 2022, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2022
(in thousands)
Year Ending January 31,
2023	$24,491
2024	24,234
2025	23,552
2026	18,467
2027	11,704
Thereafter	15,315
Total operating lease payments	$117,763
Less: imputed interest	(12,048)
Total operating lease liabilities	$105,715
8.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2022, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $227.2 million and non-cancelable purchase obligations with a term 12 months or longer of $159.4 million.

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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2022 and 2021, we recorded sales and other tax liabilities of $87.2 million and $85.6 million, respectively, of which $33.3 million and $27.5 million are included in accrued expenses and other current liabilities, respectively, and $53.9 million and $58.1 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.
Other Contingencies
In June 2020 we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure.
Legal Proceedings
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, the court granted in part, and denied in part, our motion to dismiss.

On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. The consolidated case is stayed pending resolution of the motion to dismiss the securities class action. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated and stayed pending resolution of the motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. The Court has scheduled a final approval hearing to take place on April 7, 2022. We recorded an aggregate legal settlement charge of $66.9 million net of amounts estimated to be covered by insurance as a general and administrative expense in our consolidated statement of operations for the fiscal year ended January 31, 2022.
On January 19, 2021, we finalized a settlement agreement with the FTC which requires us to implement certain injunctive provisions, including, among other things, refraining from making any misrepresentations regarding the privacy and security of our services or how we collect, maintain, use, delete, disclose, allow access to, and protect user information. It also requires us to implement a detailed information security program and obtain third-party security assessments periodically. We do not expect the settlement to have a material impact on our financial results. We are cooperating with the FTC’s requirements and working to ensure compliance.
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
9.    Stockholders’ Equity and Equity Incentive Plans
Convertible Preferred Stock
Upon completion of the IPO in April 2019, all shares of convertible preferred stock outstanding, totaling 152,665,804 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and their carrying value of $159.6 million was reclassified into stockholders’ equity. As of January 31, 2022 and 2021, there were no shares of convertible preferred stock issued and outstanding.
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

We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2022	2021
Stock options outstanding	6,195,205	9,239,504
RSUs outstanding	5,546,366	4,510,730
ESPP purchase rights outstanding	1,784,687	724,883
Remaining shares available for future issuance under the 2011 and 2019 plan	56,620,720	44,584,783
Remaining shares available for future issuance under the ESPP	10,685,867	9,648,574
Total shares of Class A common stock reserved	80,832,845	68,708,474
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
In April 2019, we adopted the 2019 Plan, which became effective in connection with our IPO. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, RSAs, RSU awards, performance awards, and other forms of awards. The awards generally vest over four years. The plan administrator determines the term of stock options granted under the 2019 Plan, up to a maximum of 10 years. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan becomes effective and (B) shares of Class B common stock subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan became effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan automatically increases on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Outstanding as of January 31, 2021	9,239,504	$7.17	7.0	$3,371,457
Exercised	(2,881,485)	$5.00		$842,989
Canceled/forfeited/expired	(162,814)	$11.24
Outstanding as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Vested and expected to vest as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Exercisable as of January 31, 2022	4,898,249	$5.72	5.9	$727,701
There were no options granted for the fiscal years ended January 31, 2022 and 2021. The weighted-average grant date fair value of options granted to employees during the fiscal year ended January 31, 2020 was $25.17. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $843.0 million, $1,786.7 million, and $767.3 million during the fiscal years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options was $19.7 million, which is expected to be recognized over a weighted-average period of 0.8 years.
The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

Year Ended January 31, 2020
Expected term (years)	5.0 - 6.1
Expected volatility	49.9% - 53.2%
Risk-free interest rate	1.6% - 2.5%
Expected dividend yield	—
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
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2021	4,510,730	$194.57
Granted	3,195,949	$265.12
Vested	(1,768,702)	$190.36
Canceled/forfeited	(391,611)	$250.92
Unvested as of January 31, 2022	5,546,366	$232.58
In October 2021, we added a feature to new and existing stock awards that provides employees with additional awards based on certain stock price criteria. The value of the modified RSUs began to be recognized as compensation expense in the fiscal year ended January 31, 2022 and will continue to be recognized through the remaining requisite service period for the RSUs. This had an immaterial impact on our consolidated statement of operations for the fiscal year ended January 31, 2022.
As of January 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1,437.2 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 2.8 years.

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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2022, 2021, and 2020, 838,395, 923,553, and 490,268 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $65.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2022	2021
Expected term (years)	0.5 - 2.1	0.5 - 2.1
Expected volatility	40.3% - 75.0%	40.3% - 75.0%
Risk-free interest rate	0.0% - 2.5%	0.1% - 2.5%
Expected dividend yield	—	—
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$69,612	$34,960	$7,860
Research and development	113,000	50,161	11,645
Sales and marketing	229,297	146,377	41,465
General and administrative	65,378	44,320	12,139
Total stock-based compensation expense	477,287	275,818	73,109
Benefit from income taxes	(84,245)	—	—
Total stock-based compensation expense recorded to net income	$393,042	$275,818	$73,109

10.    Income Taxes
The components of the net income before the (benefit from) provision for income taxes were as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Domestic	$1,047,318	$663,909	$16,268
Foreign	54,314	14,125	10,094
Total	$1,101,632	$678,034	$26,362

The (benefit from) provision for income taxes was as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$69,853	$—	$—
State	20,174	1,023	14
Foreign	12,027	3,933	2,226
Total current income tax expense	102,054	4,956	2,240
Deferred:
Federal	(293,704)	689	—
State	(82,561)	248	—
Foreign	204	(175)	(1,183)
Total deferred income tax expense	(376,061)	762	(1,183)
Total (benefit from) provision for income taxes	$(274,007)	$5,718	$1,057
The (benefit from) provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands, except percentages)
Tax at federal statutory rate	$231,350	$142,387	$5,536
State taxes	24,840	636	14
Foreign rate differential	1,830	89	(2,096)
Stock-based compensation	(135,250)	(302,362)	(32,070)
Foreign-derived intangible income deduction	(34,131)	—	—
Permanent items	3,971	2,228	1,009
Research and development credits	(42,973)	(3,170)	(2,808)
Tax uncertainties	244	(607)	1,019
Change in valuation allowance	(322,231)	165,869	30,932
Other	(1,658)	648	(479)
Total	$(274,007)	$5,718	$1,057
Effective tax rate	(24.9)%	0.8%	4.0%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2022 and 2021 are as follows:

	As of January 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,558	$341,487
Research and development credit carryforwards	9,985	12,191
Stock-based compensation	44,490	37,255
Accruals and reserves	14,475	29,195
Deferred revenue	260,322	6,565
Capitalized research expenditures	131,010	—
Operating lease liabilities	25,892	27,842
Total deferred tax assets	507,732	454,535
Valuation allowance	(12,605)	(335,051)
Total deferred tax assets net of valuation allowance	495,127	119,484

Deferred tax liabilities:
Property and equipment and intangible assets	(26,733)	(17,229)
Deferred contract acquisition costs	(62,814)	(76,593)
Operating right-of-use assets	(23,466)	(25,550)
Total deferred tax liabilities	(113,013)	(119,372)

Net deferred tax assets	$382,114	$112

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. We have maintained a valuation allowance on all our U.S. and U.K. net deferred tax assets since our inception as it was determined that it was more likely than not that we would not recognize the benefits of these assets. We continued to record a valuation allowance through the first nine months of fiscal 2022. In the fourth quarter of fiscal 2022, management concluded that the valuation allowance related to the U.S. federal and state deferred tax assets was no longer needed primarily due to its assessment of income/loss in recent periods and the forecast of future taxable income. As of January 31, 2022, based on evaluation of all positive and negative evidence, management believes it is more likely than not that the net deferred tax assets will be realized for U.S. federal and state purposes. Accordingly, management has recognized a non-recurring tax benefit of $328.0 million related to the valuation allowance reversal. As of January 31, 2022, we continued to maintain a valuation allowance of $12.6 million related to net deferred tax assets of our U.K. subsidiary and will maintain this valuation allowance until there is sufficient evidence to support the reversal of all or a portion of the valuation allowance.
As of January 31, 2022, we had net operating loss carryforwards of approximately $122.3 million for state income tax purposes, which will begin to expire in the year 2033 if unused. We also had certain foreign net operating loss carryforwards of $44.2 million, which have an indefinite life.
As of January 31, 2022, we also had research and development credit carryforwards of approximately $18.4 million for state income tax purposes. The state research and development tax credits carry forward indefinitely.
The state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. Such provisions limit the net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have completed a Section 382 review and determined that none of our operating losses will expire solely due to Section 382 limitation(s).
We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	Year Ended January 31,
	2022	2021	2020

Balance, beginning of year	$14,884	$8,106	$2,778
Tax Positions taken in prior year:
Gross increases	—	314	—
Gross decreases	(3,764)	—	—
Tax Positions taken in current year:
Gross increases	8,211	6,001	5,328
Gross decreases	—	—	—
Lapse of Statute of Limitations	(160)	(422)	—
Acquisitions	—	885	—
Balance, end of year	$19,171	$14,884	$8,106
As of January 31, 2022, gross unrecognized tax benefits related to uncertain tax positions were $19.2 million ($19.6 million total, including $0.4 million associated with interest and penalties). As of January 31, 2021, gross unrecognized tax benefits related to uncertain tax positions were $14.9 million ($15.0 million total, including $0.1 million associated with interest and penalties). As of January 31, 2020, gross unrecognized tax benefits related to uncertain tax positions were $8.1 million ($8.4 million total, including $0.3 million associated with interest and penalties). We recognized approximately $0.4 million, $0.1 million, and $0.3 million in potential interest and penalties associated with uncertain tax positions during fiscal years ended January 31, 2022, 2021, and 2020, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2022, all of the years remain open to examination by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the fiscal year ended January 31, 2022.

11.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$1,105,368	$270,271	$432,968	$239,348	$5,450	$19,855
Less: undistributed earnings attributable to participating securities	—	(582)	—	(789)	—	(3,555)
Net income attributable to common stockholders, basic	$1,105,368	$269,689	$432,968	$238,559	$5,450	$16,300
Reallocation of net income attributable to common stockholders	(23,891)	23,891	(14,321)	14,321	(439)	439
Net income attributable to common stockholders, diluted	$1,081,477	$293,580	$418,647	$252,880	$5,011	$16,739
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	238,214,936	58,119,958	183,015,245	100,838,409	58,541,269	175,100,067
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	240,531,470	65,295,035	185,860,412	112,267,257	58,583,874	195,714,140
Net income per share attributable to common stockholders, basic	$4.64	$4.64	$2.37	$2.37	$0.09	$0.09
Net income per share attributable to common stockholders, diluted	$4.50	$4.50	$2.25	$2.25	$0.09	$0.09
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	—	—	51,444	—	141,782	—
Unvested RSUs	1,015,860	—	98,941	—	606,971	—
Purchase rights committed under the ESPP	241,107	—	14,951	—	1,180,664	—
Total	1,256,967	—	165,336	—	1,929,417	—
The table above does not include 405,156 for both January 31, 2022 and 2021, and 500,000 shares of issued Class A common stock held by us as of January 31, 2020, that are reserved for the sole purpose of being transferred to nonprofit organizations.
12.    Subsequent Events
We have evaluated subsequent events from the balance sheet date through March 7, 2022, the date at which the consolidated financial statements were available to be issued.
In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which expires in February 2024. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors, and the repurchase program will be funded using our working capital. The program may be modified, suspended or discontinued at any time.
As of March 6, 2022, $997.1 million of the repurchase authorization remained available.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019

4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016.	S-1	333-230444	4.2	March 22, 2019
4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder.	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-230444	10.2	April 8. 2019
10.3	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers, as amended	10-Q	001-38865	10.1	December 4, 2020
10.5#	Zoom Video Communications, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-230444	10.3	April 8, 2019
10.6#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-230444	10.4	March 22, 2019
10.7#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended	10-Q	001-38865	10.1	August 31, 2021
10.8#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Gant Notice	10-Q	001-38865	10.2	September 13, 2019
10.9#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.10#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018.	S-1	333-230444	10.5	March 22, 2019
10.11#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018.	S-1	333-230444	10.6	March 22, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Janine Pelosi, dated December 18, 2018.	S-1	333-230444	10.7	March 22, 2019
10.13#	Confirmatory Offer Letter by and between the Registrant and Kelly Steckelberg, dated December 18, 2018.	S-1	333-230444	10.8	March 22, 2019
10.14#	Offer Letter by and between the Registrant and Ryan Azus dated June 29, 2019.	10-Q	001-38865	10.4	September 13, 2019
10.15#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020
10.16#	Director Offer Letter by and between Zoom Video Communications, Inc. and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.17#	Director Offer Letter by and between Zoom Video Communications, Inc. and Janet Napolitano dated November 2, 2020	10-K	001-38865	10.17	March 18, 2021
10.18	Lease Agreement dated August 1, 2016, as amended, by and between the Registrant and KBSIII Almaden Financial Plaza, LLC.	S-1	333-230444	10.9	March 22, 2019
10.19	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC.	10-Q	001-38865	10.5	September 13, 2019
10.20	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020.	10-Q	001-38865	10.1	June 5, 2020
10.21#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended
10.22	Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of April 5, 2019.	S-1/A	333-230444	10.11	April 8, 2019
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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
(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2022, 2021, and 2020:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2022
Accounts receivable allowances	$36,844	$50,467	$(62,615)	$24,696
Deferred tax asset valuation allowance	$335,051	$5,511	$(327,957)	$12,605
Year ended January 31, 2021
Accounts receivable allowances	$7,634	$47,405	$(18,195)	$36,844
Deferred tax asset valuation allowance	$36,353	$298,698	$—	$335,051
Year ended January 31, 2020
Accounts receivable allowances	$2,071	$8,583	$(3,020)	$7,634
Deferred tax asset valuation allowance	$877	$35,476	$—	$36,353
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: March 7, 2022	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2022	By:	/s/ Kelly Steckelberg
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

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022
Eric S. Yuan
/s/ Kelly Steckelberg	Chief Financial Officer (Principal Financial Officer)	March 7, 2022
Kelly Steckelberg

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2022
Shane Crehan

/s/ Jonathan Chadwick	Director	March 7, 2022
Jonathan Chadwick

/s/ Carl M. Eschenbach	Director	March 7, 2022
Carl M. Eschenbach

/s/ Peter Gassner	Director	March 7, 2022
Peter Gassner

/s/ Kimberly L. Hammonds	Director	March 7, 2022
Kimberly L. Hammonds

/s/ William R. McDermott	Director	March 7, 2022
William R. McDermott

/s/ Herbert Raymond McMaster	Director	March 7, 2022
Herbert Raymond McMaster

/s/ Janet Napolitano	Director	March 7, 2022
Janet Napolitano

/s/ Dan Scheinman	Director	March 7, 2022
Dan Scheinman

/s/ Santiago Subotovsky	Director	March 7, 2022
Santiago Subotovsky