Form 10-Q
period 2022-04-30
Zoom Video Communications, Inc.
filed 2022-05-25
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022, the number of shares of the registrant’s Class A common stock outstanding was 251,702,995 and the number of shares of the registrant’s Class B common stock outstanding was 46,674,882.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications platform; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic recovery and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
•Our business depends on our ability to attract new customers, retain and upsell additional products and new product categories to existing customers, and upgrade free users to our paid offerings. Any decline in new customers, renewals, or upgrades would harm our business.
•While we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly as users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
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
•We expect to continue to increase our expenses in the future, which could decrease our profitability or prevent us from maintaining profitability.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,407,305	$1,062,820
Marketable securities	4,318,974	4,356,446
Accounts receivable, net of allowances of $27,527 and $24,696 as of April 30, 2022 and January 31, 2022, respectively	483,879	419,673
Deferred contract acquisition costs, current	211,575	199,266
Prepaid expenses and other current assets	142,545	145,602
Total current assets	6,564,278	6,183,807
Deferred contract acquisition costs, noncurrent	161,315	164,714
Property and equipment, net	240,611	222,354
Operating lease right-of-use assets	92,036	95,965
Strategic investments	343,160	367,814
Goodwill	27,607	27,607
Deferred tax assets	419,979	382,296
Other assets, noncurrent	107,727	106,761
Total assets	$7,956,713	$7,551,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,506	$7,841
Accrued expenses and other current liabilities	500,101	430,415
Deferred revenue, current	1,286,403	1,141,435
Total current liabilities	1,809,010	1,579,691
Deferred revenue, noncurrent	44,644	38,481
Operating lease liabilities, noncurrent	80,201	85,018
Other liabilities, noncurrent	74,971	68,110
Total liabilities	2,008,826	1,771,300
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of April 30, 2022 and January 31, 2022; zero shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2022 and January 31, 2022; 252,153,721 and 247,044,454 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively; 300,000,000 Class B shares authorized as of April 30, 2022 and January 31, 2022; 46,670,512 and 51,993,351 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	299	299
Additional paid-in capital	3,831,060	3,749,514
Accumulated other comprehensive loss	(45,237)	(17,902)
Retained earnings	2,161,765	2,048,107
Total stockholders’ equity	5,947,887	5,780,018
Total liabilities and stockholders’ equity	$7,956,713	$7,551,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue	$1,073,800	$956,237
Cost of revenue	261,821	264,994
Gross profit	811,979	691,243
Operating expenses:
Research and development	144,291	65,175
Sales and marketing	362,783	245,667
General and administrative	117,840	154,089
Total operating expenses	624,914	464,931
Income from operations	187,065	226,312
Losses on strategic investments, net	(36,404)	—
Other (expense) income, net	(6,989)	2,619
Income before provision for income taxes	143,672	228,931
Provision for income taxes	30,014	1,400
Net income	113,658	227,531
Undistributed earnings attributable to participating securities	(18)	(148)
Net income attributable to common stockholders	$113,640	$227,383
Net income per share attributable to common stockholders:
Basic	$0.38	$0.77
Diluted	$0.37	$0.74
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	299,147,105	293,794,778
Diluted	306,614,220	305,412,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net income	$113,658	$227,531
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(27,335)	(639)
Comprehensive income	$86,323	$226,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	543,518	1	3,343	—	—	3,344
Issuance of common stock upon release of restricted stock units	467,160	—	—	—	—	—
Repurchases of common stock	(1,224,250)	(1)	(132,411)			(132,412)
Stock-based compensation expense	—	—	210,614	—	—	210,614
Other comprehensive loss	—	—	—	(27,335)	—	(27,335)
Net income	—	—	—	—	113,658	113,658
Balance as of April 30, 2022	298,824,233	$299	$3,831,060	$(45,237)	$2,161,765	$5,947,887

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	751,686	1	3,475	—	—	3,476
Issuance of common stock upon release of restricted stock units	211,036	—	—	—	—	—
Stock-based compensation expense	—	—	101,598	—	—	101,598
Other comprehensive loss	—	—	—	(639)	—	(639)
Net income	—	—	—	—	227,531	227,531
Balance as of April 30, 2021	294,511,945	$293	$3,292,241	$200	$899,999	$4,192,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$113,658	$227,531
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	209,363	98,969
Amortization of deferred contract acquisition costs	56,780	37,766
Losses on strategic investments, net	36,404	—
Depreciation and amortization	15,280	10,663
Provision for accounts receivable allowances	13,097	4,055
Non-cash operating lease cost	5,451	4,274
Amortization on marketable securities	3,604	5,596
Other	12,730	270
Changes in operating assets and liabilities:
Accounts receivable	(83,605)	(75,665)
Prepaid expenses and other assets	(27,235)	(29,975)
Deferred contract acquisition costs	(65,690)	(47,813)
Accounts payable	11,153	1,592
Accrued expenses and other liabilities	78,236	88,656
Deferred revenue	152,974	210,896
Operating lease liabilities, net	(6,049)	(3,513)
Net cash provided by operating activities	526,151	533,302
Cash flows from investing activities:
Purchases of marketable securities	(611,662)	(1,425,451)
Maturities of marketable securities	609,327	291,047
Purchases of property and equipment	(25,038)	(79,074)
Purchases of strategic investments	(11,750)	(6,500)
Purchases of intangible assets	(3,211)	—
Net cash used in investing activities	(42,334)	(1,219,978)
Cash flows from financing activities:
Cash paid for repurchases of common stock	(132,412)	—
Proceeds from employee equity transactions remitted to employees and tax authorities, net	(4,086)	(9,984)
Proceeds from exercise of stock options	3,255	3,368
Other	—	337
Net cash used in financing activities	(133,243)	(6,279)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,425)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	341,149	(692,955)
Cash, cash equivalents, and restricted cash – beginning of period	1,073,353	2,293,116
Cash, cash equivalents, and restricted cash – end of period	$1,414,502	$1,600,161

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,407,305	$1,557,270
Restricted cash, current included in prepaid expenses and other current assets	6,923	40,648
Restricted cash, noncurrent included in other assets, noncurrent	274	2,243
Total cash, cash equivalents, and restricted cash	$1,414,502	$1,600,161
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) connect people through our core unified communications offering, which frictionlessly brings together video, phone, chat, webinars events, and contact center, and enables meaningful experiences across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2023, for example, refer to the fiscal year ending January 31, 2023.
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
The condensed consolidated balance sheet as of January 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, stock-based compensation expense, sales and other tax liabilities, the fair value of marketable securities and strategic investments, acquired intangible assets and goodwill, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022. There have been no significant changes to these policies during the three months ended April 30, 2022.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$728,381	68%	$635,784	66%
Asia Pacific (“APAC”)	148,821	14	123,763	13
Europe, Middle East, and Africa (“EMEA”)	196,598	18	196,690	21
Total	$1,073,800	100%	$956,237	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the condensed consolidated balance sheets was $68.6 million and $59.7 million as of April 30, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized that was included in deferred revenue at the beginning of each period was $541.6 million and $419.1 million during the three months ended April 30, 2022 and 2021, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2022, the aggregate amount of the transaction price allocated to our remaining performance obligations was $2,990.0 million, which consists of both billed consideration in the amount of $1,331.0 million and unbilled consideration in the amount of $1,659.0 million that we expect to recognize as revenue. We expect to recognize 63% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of April 30, 2022 and January 31, 2022, our marketable securities consisted of the following:

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$34,881	$—	$—	$34,881
Agency bonds	604,439	1	(10,043)	594,397
Corporate and other debt securities	288,312	1	(3,062)	285,251
U.S. government agency securities	3,192,672	43	(46,657)	3,146,058
Treasury bills	258,595	1	(209)	258,387
Marketable securities	$4,378,899	$46	$(59,971)	$4,318,974

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$28,723	$—	$—	$28,723
Agency bonds	632,935	2	(3,328)	629,609
Corporate and other debt securities	282,124	5	(1,202)	280,927
U.S. government agency securities	3,046,742	28	(19,261)	3,027,509
Treasury bills	389,826	—	(148)	389,678
Marketable securities	$4,380,350	$35	$(23,939)	$4,356,446
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $58.2 million as of April 30, 2022 and $23.3 million as of January 31, 2022. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were immaterial as of April 30, 2022 and January 31, 2022. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three months ended April 30, 2022 and 2021.
The following table presents the contractual maturities of our marketable securities as of April 30, 2022 and January 31, 2022:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Less than one year	$2,624,024	$2,387,139
Due in one to five years	1,694,950	1,969,307
Total	$4,318,974	$4,356,446

Strategic Investments
Strategic investments by form and measurement category as of April 30, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$133,013	$102,150	$93,653	$328,816
Debt securities	14,344	—	—	14,344
Strategic investments	$147,357	$102,150	$93,653	$343,160
Strategic investments by form and measurement category as of January 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$168,784	$91,399	$93,400	$353,583
Debt securities	14,231	—	—	14,231
Strategic investments	$183,015	$91,399	$93,400	$367,814
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of April 30, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,054,691	$1,054,691	$—	$—
Treasury bills	92,477	—	92,477	—
Corporate debt securities	783	—	783	—
U.S. government agency securities	4,006	—	4,006	—
Cash equivalents	1,151,957	1,054,691	97,266	—
Commercial paper	34,881	—	34,881	—
Agency bonds	594,397	—	594,397	—
Corporate and other debt securities	285,251	—	285,251	—
U.S. government agency securities	3,146,058	—	3,146,058	—
Treasury bills	258,387	—	258,387	—
Marketable securities	4,318,974	—	4,318,974	—
Publicly held equity securities included in strategic investments	133,013	133,013	—	—
Privately held debt securities included in strategic investments	14,344	—	—	14,344
Certificates of deposit included in other assets, noncurrent	274	—	274	—
Total financial assets	$5,618,562	$1,187,704	$4,416,514	$14,344

	As of January 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,722	$688,722	$—	$—
Treasury bills	107,496	—	107,496	—
Corporate debt securities	749	—	749	—
Cash equivalents	796,967	688,722	108,245	—
Commercial paper	28,723	—	28,723	—
Agency bonds	629,609	—	629,609	—
Corporate and other debt securities	280,927	—	280,927	—
U.S. government agency securities	3,027,509	—	3,027,509	—
Treasury bills	389,678	—	389,678	—
Marketable securities	4,356,446	—	4,356,446	—
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Publicly held equity securities included in strategic investments	168,784	168,784	—	—
Privately held debt securities included in strategic investments	14,231	—	—	14,231
Total financial assets	$5,336,725	$857,506	$4,464,988	$14,231
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
5.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Accounts receivable, gross	$511,406	$444,369
Less: allowance for credit losses	(20,000)	(17,000)
Less: allowance for returns	(7,527)	(7,696)
Accounts receivable, net	$483,879	$419,673
Below is a rollforward of our allowance for credit losses for the three months ended April 30, 2022 and 2021:

	2022	2021
	(in thousands)
Balance as of January 31	$17,000	$20,500
Provision for credit losses	13,407	1,028
Write-offs	(10,407)	(3,528)
Balance as of April 30	$20,000	$18,000

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Prepaid expenses	$102,125	$112,666
Restricted cash from international employee stock sales	6,923	10,236
Other	33,497	22,700
Prepaid expenses and other current assets	$142,545	$145,602
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Servers	$206,429	$185,491
Software	66,226	59,153
Computer and office equipment	40,957	39,410
Leasehold improvements	24,562	25,340
Furniture and fixtures	4,543	4,565
Property and equipment, gross	342,717	313,959
Less: accumulated depreciation and amortization	(102,106)	(91,605)
Property and equipment, net	$240,611	$222,354
Depreciation and amortization expense was $15.1 million and $10.5 million for the three months ended April 30, 2022 and 2021, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Accounts receivable, noncurrent	$58,304	$55,643
Indefinite-lived intangible assets	24,232	21,020
Prepaid expenses, noncurrent	11,809	16,120
Other	13,382	13,978
Other assets, noncurrent	$107,727	$106,761

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Accrued expenses	$165,916	$149,658
Accrued compensation and benefits	152,222	126,322
Income tax liabilities	80,711	56,968
Sales and other non-income tax liabilities	36,192	33,305
Customer deposit liabilities	31,308	20,884
Operating lease liabilities, current	20,987	20,697
Other	12,765	22,581
Accrued expenses and other current liabilities	$500,101	$430,415
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2022	January 31, 2022

	(in thousands)
Sales and other non-income tax liabilities	$54,869	$53,916
Other	20,102	14,194
Other liabilities, noncurrent	$74,971	$68,110

6.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2022, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.
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

Legal Proceedings
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of the Company. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which Plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. The consolidated case is stayed pending resolution of the motion to dismiss the securities class action. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated and remain stayed pending resolution of the motion to dismiss the securities class action.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 21, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order.
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
7.    Stockholders’ Equity and Equity Incentive Plans
Common Stock
Our amended and restated certificate of incorporation authorizes the issuance of 2,000,000,000 shares of Class A common stock, $0.001 par value per share, and 300,000,000 shares of Class B common stock, $0.001 par value per share. Class A and Class B common stock are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted.

Stock Repurchase Plan
In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which expires in February 2024. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including preset trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
During the three-months ended April 30, 2022, we repurchased and subsequently retired 1,224,250 shares of our Class A common stock for an aggregate amount of $132.4 million. As of April 30, 2022, $867.6 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Exercised	(543,518)	$5.99		$60,844
Canceled/forfeited/expired	(57,576)	$22.75
Outstanding as of April 30, 2022	5,594,111	$8.13	5.8	$511,520
Vested and expected to vest as of April 30, 2022	5,594,111	$8.13	5.8	$511,520
Exercisable as of April 30, 2022	4,823,299	$6.25	5.6	$450,113
As of April 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options was $12.7 million, which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	5,546,366	$232.58
Granted	4,948,266	$108.15
Vested	(467,160)	$230.67
Canceled/forfeited	(342,851)	$192.07
Unvested as of April 30, 2022	9,684,621	$170.51
In March 2022, an update made to our equity compensation program resulted in the modification of the value of RSUs offered to our employees. This had an immaterial impact on our condensed consolidated statement of operations for the three months ended April 30, 2022.
As of April 30, 2022, unrecognized stock-based compensation expense related to RSUs was $2,173.6 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 3.0 years.

2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of April 30, 2022, unrecognized stock-based compensation expense related to the ESPP was $51.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$31,150	$14,066
Research and development	55,751	20,819
Sales and marketing	93,795	51,812
General and administrative	28,667	12,272
Total stock-based compensation expense	209,363	98,969
Benefit from income taxes	(42,915)	—
Total stock-based compensation expense recorded to net income	$166,448	$98,969

8.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions and certain book-tax differences.
The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2022	2021

	(in thousands, except percentages)
Income before provision for income taxes	$143,672	$228,931
Provision for income taxes	30,014	1,400
Effective tax rate	20.9%	0.6%
The provision for income taxes was $30.0 million and $1.4 million for the three months ended April 30, 2022 and 2021, respectively. The year-over-year increase in effective tax rate for the three-month period ended April 30, 2022 was due primarily to the valuation allowance on the U.S. deferred tax assets as of April 30, 2021, which was released in the fourth quarter of fiscal year 2022. For the three months ended April 30, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to stock-based compensation for tax purposes, offset by research credits and the foreign-derived intangible income deduction. For the three months ended April 30, 2021, the effective tax rate differed from the U.S. federal statutory rate due primarily to the valuation allowance on the U.S. deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2022, we continue to believe that it is more likely than not that the tax benefits of the U.K. net deferred tax assets may not be realized. Accordingly, we maintained a full valuation allowance against the tax benefits of these net deferred tax assets. We intend to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three months ended April 30, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.

As required by the 2017 Tax Cuts and Jobs Act, we are capitalizing research and development expenses incurred in fiscal year 2023. These expenses are capitalized and amortized over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement increases our cash tax liabilities but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. The cash flow impact will decrease over time as capitalized research and development expenditures continue to amortize.
9.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$95,289	$18,369	$177,405	$50,126
Less: undistributed earnings attributable to participating securities	—	(18)	—	(148)
Net income attributable to common stockholders, basic	$95,289	$18,351	$177,405	$49,978
Reallocation of net income attributable to common stockholders	(1,498)	1,498	(4,308)	4,308
Net income attributable to common stockholders, diluted	$93,791	$19,849	$173,097	$54,286
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	250,840,017	48,307,088	229,220,253	64,574,525
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	253,035,897	53,578,323	232,497,872	72,914,547
Net income per share attributable to common stockholders, basic	$0.38	$0.38	$0.77	$0.77
Net income per share attributable to common stockholders, diluted	$0.37	$0.37	$0.74	$0.74
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
Unvested RSUs	3,775,393	—	279,046	—
Purchase rights committed under the ESPP	232,870	—	21,830	—
Total	4,008,263	—	300,876	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of April 30, 2022 and 2021 that are reserved for the sole purpose of being transferred to nonprofit organizations.
10.    Subsequent Events
In May 2022, we acquired a private technology company specializing in conversational AI with an automation platform for customer support. The acquisition expands the features of our contact center platform. The total purchase consideration will be paid in cash from our existing balances of cash and cash equivalents.
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
Zoom enables people to connect to others, share ideas, make plans, and build toward a future limited only by their imagination. Our frictionless communications platform started with video as its foundation, and we have set the standard for innovation ever since. We connect people through our core unified communications offering, which frictionlessly brings together phone, chat, video, whiteboarding, and webinars, and enables meaningful experiences across disparate devices and locations. Our Developer Platform enables customers, developers, and service providers to easily build apps and integrations on top of Zoom’s industry-leading video communications platform, with opportunities for global discovery and distribution. Our virtual and hybrid event solutions allow users to seamlessly create and manage engaging events. Our Contact Center is an omnichannel contact center solution that is optimized for video and integrated right into the Zoom client.
We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 27 co-located data centers worldwide and the public cloud in conjunction with our proprietary adaptive rate codec enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our unified communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Rooms, Webinars, Phone, Events, Contact Center, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our paid offerings include our Pro, Business, Enterprise, Education, and Healthcare plans, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
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
Our revenue was $1,073.8 million and $956.2 million for the three months ended April 30, 2022 and 2021, respectively, representing period-over-period growth of 12%. We had net income of $113.7 million and $227.5 million for the three months ended April 30, 2022 and 2021, respectively. Net cash provided by operating activities was $526.2 million and $533.3 million for the three months ended April 30, 2022 and 2021, respectively.
Impact of the COVID-19 Pandemic
We continue to monitor the actual and potential effects of the COVID-19 pandemic across our business. The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the virus and its variant strains; the availability; distribution and adoption of effective vaccines; the severity of the economic decline attributable to the pandemic and the timing, nature and sustainability of economic recovery; and government responses, including vaccination or testing mandates, all of which are highly uncertain and unpredictable.
During the onset of the COVID-19 pandemic, many organizations resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. There is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. Moreover, the tapering of the COVID-19 pandemic may result in a decline in paid hosts and users once individuals are no longer working or attending school from home.
As of April 30, 2022, many of our employees have returned to our offices for at least part of the week. Our return to work approach may vary among geographies depending on appropriate health protocols, and may change at any time depending on the severity of or spikes in COVID-19 cases. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
War in Ukraine
We are closely monitoring the unfolding events of the Russian invasion of Ukraine and its global impacts, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities. While the war is still evolving and the outcome remains highly uncertain, we believe the Russia-Ukraine war may have some impact on our business and results of operations. However, if the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia, Belarus, and Ukraine represented an immaterial portion of our net assets and total consolidated revenue as of and for the three months ended April 30, 2022.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Phone, HaaS, Zoom for Home, Rooms at each office location, Developer Platform solutions, Events, Contact Center, and Webinars. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 123% as of April 30, 2022 and greater than 130% as of April 30, 2021.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Phone, Meetings, Webinars, and Events and launched Zoom Contact Center and Whiteboard. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also expanded our geographic footprint with Zoom Phone availability to more than 45 countries and territories as of April 30, 2022. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants.
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video and integrated right into the Zoom client. Currently, Zoom Contact Center is available in the U.S. and Canada, with plans to introduce international availability later in 2022. In April 2022, we released Zoom Whiteboard, a persistent whiteboard tool for team collaboration in and outside of meetings, and Zoom IQ for Sales, a conversation intelligence software for Zoom Meetings, which provides sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 32% and 34% of our total revenue for the three months ended April 30, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We have historically reviewed the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of April 30, 2022 and 2021, we had approximately 198,900 and 160,300 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 24% and 19% of total revenue for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and 2021, we had 2,916 and 1,999 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”) and adjusted free cash flow (“Adjusted FCF”), a non-GAAP financial measures, are useful in evaluating our liquidity.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF and Adjusted FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$526,151	$533,302
Less: purchases of property and equipment	(25,038)	(79,074)
Free cash flow (non-GAAP)	501,113	454,228
Add: Litigation settlement payments, net	—	—
Adjusted free cash flow (non-GAAP)	$501,113	$454,228
Net cash used in investing activities	$(42,334)	$(1,219,978)
Net cash used in financing activities	$(133,243)	$(6,279)

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
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead. We expect our cost of revenue to increase in absolute dollars for the foreseeable future as we expand our data center capacity. We expect, however, that our cost of revenue as a percentage of revenue will remain relatively flat for the rest of the current fiscal year.
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
Losses on Strategic Investments, Net
Losses on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Revenue	$1,073,800	$956,237
Cost of revenue (1)	261,821	264,994
Gross profit	811,979	691,243
Operating expenses:
Research and development (1)	144,291	65,175
Sales and marketing (1)	362,783	245,667
General and administrative (1)	117,840	154,089
Total operating expenses	624,914	464,931
Income from operations	187,065	226,312
Losses on strategic investments, net	(36,404)	—
Other (expense) income, net	(6,989)	2,619
Income before provision for income taxes	143,672	228,931
Provision for income taxes	30,014	1,400
Net income	$113,658	$227,531

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$31,150	$14,066
Research and development	55,751	20,819
Sales and marketing	93,795	51,812
General and administrative	28,667	12,272
Total stock-based compensation expense	$209,363	$98,969

	Three Months Ended April 30,
	2022	2021

	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	24	28
Gross profit	76	72
Operating expenses:
Research and development	14	7
Sales and marketing	34	26
General and administrative	11	16
Total operating expenses	59	49
Income from operations	17	23
Losses on strategic investments, net	(3)	—
Other (expense) income, net	(1)	1
Income before provision for income taxes	13	24
Provision for income taxes	2	0
Net income	11%	24%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Revenue	$1,073,800	$956,237	12%
Revenue for the three months ended April 30, 2022 increased by $117.6 million, or 12%, compared to the three months ended April 30, 2021. The increase in revenue was predominantly due to subscription services provided to new customers.
Cost of Revenue

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Cost of revenue	$261,821	$264,994	(1)%
Gross profit	$811,979	$691,243	17%
Gross margin	76%	72%
Cost of revenue for the three months ended April 30, 2022 decreased by $3.2 million, or 1%, compared to the three months ended April 30, 2021. The decrease was primarily due to a decrease of $44.0 million related to cloud hosting expenses as we expanded our internal data center capacity to replace third-party hosting services, as well as lower rates from third-party hosting providers. The decrease was partially offset by an increase of $29.9 million in personnel-related expenses, which includes an increase of $17.1 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs; and an increase of $9.9 million in costs related to subscription to software-based services.
Gross margin increased to 76% for the three months ended April 30, 2022 from 72% for the three months ended April 30, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity as well as lower rates from third-party cloud hosting providers.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Research and development	$144,291	$65,175	121%
Research and development expense for the three months ended April 30, 2022 increased by $79.1 million, or 121%, compared to the three months ended April 30, 2021. The increase was primarily due to higher personnel-related expenses of $72.1 million, which includes a $34.9 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs.
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Sales and marketing	$362,783	$245,667	48%
Sales and marketing expense for the three months ended April 30, 2022 increased by $117.1 million, or 48%, compared to the three months ended April 30, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $83.2 million, mainly driven by additional headcount in our sales force to support global expansion, which includes a $42.0 million increase in stock-based compensation expense and a $19.0 million increase in amortization of deferred contract acquisition costs. The remaining increase was primarily due to an increase of $29.8 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs.
General and Administrative

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
General and administrative	$117,840	$154,089	(24)%
General and administrative expense for the three months ended April 30, 2022 decreased by $36.2 million, or 24%, compared to the three months ended April 30, 2021. The decrease in general and administrative expense was primarily due to a decrease of $71.1 million in prior year litigation settlement expense, net of amounts estimated to be covered by insurance; partially offset by an increase of $29.8 million in personnel-related expenses, which includes a $16.4 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs.
Losses on Strategic Investments, Net

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Losses on strategic investments, net	$(36,404)	$—	(100)%
Losses on strategic investments, net recognized during the three months ended April 30, 2022 was driven by $35.8 million unrealized losses recognized on our publicly traded equity securities. We did not recognize losses on strategic investments, net during the three months ended April 30, 2021.
Other (Expense) Income, Net

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Other (expense) income, net	$(6,989)	$2,619	(367)%
Other (expense) income, net for the three months ended April 30, 2022 decreased by $9.6 million, or 367%, compared to the three months ended April 30, 2021. The decrease was primarily attributable to a loss of $10.1 million related to changes in foreign currency exchange rates.
Provision for Income Taxes

	Three Months Ended April 30,
	2022	2021	% Change

	(in thousands)
Provision for income taxes	$30,014	$1,400	2,044%
Provision for income taxes for the three months ended April 30, 2022 increased by $28.6 million, or 2,044%, compared to the three months ended April 30, 2021. The change was primarily due to the removal of the U.S. valuation allowance during fiscal year 2022.
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.7 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
There have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$526,151	$533,302
Net cash used in investing activities	$(42,334)	$(1,219,978)
Net cash used in financing activities	$(133,243)	$(6,279)
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
Net cash provided by operating activities was $526.2 million for the three months ended April 30, 2022, compared to $533.3 million for the three months ended April 30, 2021. The decrease in operating cash flow was due to a decrease in net income of $113.9 million and the negative impact from changes in operating assets and liabilities of $84.4 million, offset by an increase in non-cash adjustments of $191.1 million, which is primarily a result of higher stock-based compensation expense, higher losses on strategic investments, net, and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base.
Investing Activities
Net cash used in investing activities of $42.3 million for the three months ended April 30, 2022 was due to purchases of property and equipment of $25.0 million, purchases of strategic investments of $11.8 million, purchases of intangible assets of $3.2 million, and net purchases of marketable securities of $2.3 million.
Net cash used in investing activities of $1,220.0 million for the three months ended April 30, 2021 was primarily due to net purchases of marketable securities of $1,134.4 million, purchases of property and equipment of $79.1 million, and purchases of strategic investments of $6.5 million.

Financing Activities
Net cash used in financing activities of $133.2 million for the three months ended April 30, 2022 was due to cash paid for repurchases of common stock of $132.4 million, proceeds from employee equity transactions remitted to employees and tax authorities, net, of $4.1 million, offset by proceeds from the exercise of stock options of $3.3 million.
Net cash used in financing activities of $6.3 million for the three months ended April 30, 2021 was primarily due to proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $10.0 million, partially offset by proceeds from the exercise of stock options of $3.4 million.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,407.3 million and marketable securities of $4,319.0 million as of April 30, 2022. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2022 and 2021.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—Other Information
Item 1.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 6 - “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, under “Legal Proceedings,” which is incorporated herein by reference.
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
Risks Related to Our Business and Our Industry
Our business depends on our ability to attract new customers, retain and upsell additional products and new product categories to existing customers, and upgrade free users to our paid offerings. Any decline in new customers, renewals, or upgrades would harm our business.
Our business depends upon our ability to attract new customers, and maintain and expand our relationships with our existing customers, including upselling additional products and new product categories to our existing customers and upgrading hosts to a paid Zoom Meeting plan. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.”
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
We encourage customers to purchase additional products and encourage hosts to upgrade to our paid offerings by recommending additional features and through in-product prompts and notifications. Additionally, we seek to expand within organizations by adding new hosts, having workplaces purchase additional products, or expanding the use of Zoom into other teams and departments within an organization. At the same time, we encourage hosts that subscribe to our free Zoom Meeting plan to upgrade to a paid Zoom Meeting plan. However, a majority of these hosts, including those that initially subscribed to our free plan during the COVID-19 pandemic as a result of shelter-in-place and work-from-home mandates, may never upgrade to a paid Zoom Meeting plan. If we fail to upsell our customers or upgrade hosts of our free Zoom Meeting plan to paid subscriptions or expand the number of paid hosts within organizations, our business would be harmed.
In addition, our user growth rate may slow or decline in the future as our market penetration rates increase. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. While we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly as users return to work or school or are otherwise no longer subject to limitations on in-person meetings.

Our revenue growth rate has begun to decline and we expect our revenue growth rate to generally decline in future periods.
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has begun to decline and we expect our revenue growth rate to generally decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, especially as the impact of the COVID-19 pandemic tapers, particularly as users return to work or school or are otherwise no longer subject to limitations on in-person meetings, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. Declines in our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, including increased usage stemming from the COVID-19 pandemic, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business, as well as Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers and hosts to terminate their subscriptions and adversely affect our ability to attract new customers and hosts. Our ability to attract and retain customers and hosts depends on our ability to provide customers and hosts with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
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
Unlike traditional communications and collaborations technologies, our services depend on our users’ high-speed broadband access to the internet, usually provided through a cable or digital subscriber line connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our platform due to capacity constraints and other internet infrastructure limitations. As our number of users has grown and their usage of communications capacity has increased, we have been required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity does not continue to be available to us as our user base grows in the future, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability, or performance. In addition, if internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our platform. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or platform are unreliable, leading them to switch to our competitors or to avoid our platform, which could permanently harm our business.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations have sought rehearing with the full court of appeal, and on April 20, 2022 it declined to rehear the case. The appellants will not appeal to the U.S. Supreme Court. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For instance, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
We expect to continue to increase our expenses in the future, which could decrease our profitability or prevent us from maintaining profitability.
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
Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” we face security risks from sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
We believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications platform, rather than just one distinct product. For example, if users view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform that connects people through video, voice, chat and content sharing, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including any delays or interruptions in service due to capacity constraints stemming from increased usage due to the COVID-19 pandemic, or of our privacy or security features, or of the providers of communication and collaboration technologies generally, could adversely affect our reputation and our ability to attract and retain hosts. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 5,059 full-time employees as of April 30, 2021, to 7,155 full-time employees as of April 30, 2022, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in the last two years and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our business may be affected by changes in the economy generally, including as a result of the COVID-19 pandemic, any resulting effect on spending by our customers, and inflation. Some customers may view a subscription to our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. While we have seen increased usage stemming from the COVID-19 pandemic, a significant portion of the increase in usage of our platform is attributable to free Basic accounts, which do not generate any revenue. Moreover, while we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline as the impact of the COVID-19 pandemic continues to taper, particularly in light of a potential economic downturn.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 32% and 34% of our revenue for the three months ended April 30, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, European Union, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.
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
Increased user demand for support may result in increased costs that may harm our results of operations. Surging demand during the COVID-19 pandemic has required us to allocate additional resources to support our expanded user base, including many hosts and customers who are using our platform for the first time. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient support that meets our customers and hosts’ needs globally at scale. As the number of our hosts has grown significantly, it has put additional pressure on our support organization. If we are unable to provide efficient user support globally at scale or if we need to hire additional support personnel, including as a result of increased demand during the COVID-19 pandemic, our business may be harmed. Our new customer and host signups are highly dependent on our business reputation and on recommendations from our existing customers and hosts. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support for our customers and hosts, would harm our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2022 and 2021, 21.2% and 23.0% of our revenue, respectively, and 10.9% and 12.2% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities and other government contractors are subject to a number of additional challenges and risks.
We expect to continue selling our products and services to U.S. federal and state and foreign governmental agency customers, which may occur through sales to other companies that re-sell our services to government customers and/or through direct sales to government entities. While we are a U.S. Federal Risk and Authorization Management Program (“FedRAMP”) authorized SaaS service, selling to government entities and other government contractors presents a number of unique challenges and risks including the following:

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
•government demand and payment for our products may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products; and
•government-imposed vaccine mandates could result in increased attrition and difficulties in recruiting, and non-compliance with any such mandates could restrict our ability to do business with governmental entities.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals, other fundamental changes in tax law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. Absent a change in legislation, we expect it will have a material impact on our cash flows beginning in this current fiscal year ending January 31, 2023. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be deferred, repealed, or otherwise modified.
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
Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our unified communications platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities. The COVID-19 pandemic has also made it difficult to forecast revenue, costs, and expenses, as our platform has recently faced unprecedented usage from free users and new and existing customers, requiring us to devote significant resources to bolster our capacity and infrastructure. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
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
We receive, store, process, generate, use, and share personal information and other customer and user content necessary to provide our service and ensure it is delivered effectively, to operate our business, for legal and marketing purposes, and for other business-related purposes. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. Although we endeavor to comply with applicable laws and our policies, publications, certifications, and documentation, and other obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, we may not be successful in achieving compliance if our employees, vendors or business partners do not comply with our policies, certifications, and documentation. Any actual or perceived compliance failure, as well as greater public scrutiny of our privacy, data protection, and information security practices, could result in increased governmental and regulatory scrutiny and litigation exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.

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
We also expect that there will continue to be new or amended laws, regulations, industry standards, guidance and contractual obligations concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU, and the United Kingdom (U.K.) implemented the U.K. GDPR. The GDPR and the U.K. GDPR impose more stringent data protection requirements and provide greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Additionally, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain. We also target customers in Asia and have operations in Japan and Singapore, and may be subject to new and emerging privacy, data protection, and information security regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.
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
In addition to European restrictions on cross-border transfers of personal information, other jurisdictions (e.g., Russia, China, and Brazil) have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limiting our ability to collaborate with parties that are subject to European and other privacy, data protection, and information security laws; or requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense.
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
The CCPA appears to mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states have followed California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal information. Virginia, Colorado, Utah and Connecticut have similarly enacted comprehensive privacy, data protection and information security laws, that emulate the CCPA and CPRA in many respects and take effect in 2023.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers in potential violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted initial and final voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, in March 2022, we submitted a voluntary self-disclosure to BIS regarding compliance with certain U.S. export control laws and regulations.
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
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the U.K. Bribery Act 2010, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries, from directly or indirectly authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to device and maintain an adequate system of internal accounting controls. Although we take precautions to prevent violations of anti-corruption laws, our exposure for violating these laws increases as we continue to expand our international presence, and any failure to comply with such laws could harm our business, financial condition, and results of operations.
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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. On April 20, 2022 the Ninth Circuit declined to rehear the case and the appellants have since announced that they will not file for an appeal with the U.S. Supreme Court. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. In response to challenges from industry groups, a federal court enjoined enforcement of the Florida law, and on May 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit upheld the lower court ruling preventing enforcement of restrictions on moderation. Florida recently amended its legislation in an effort to address the issues that led to the injunction barring enforcement of its statute. The Texas law initially was enjoined by a federal district court in response to a challenge from industry groups, but on May 11, 2022, a panel of the U.S. Court of Appeals for the Fifth Circuit stayed the district court decision pending full review of the district court decision. As a result, the Texas law is now in effect. On May 13, 2022, the industry groups asked the Supreme Court of the United to temporarily vacate the Fifth Circuit’s stay while it considers the request in full and for an order permanently vacating the Fifth Circuit’s stay, which would reinstate the district court’s decision. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in April 2020, June 2020, July 2020 and October 2021, we and certain of our officers and directors were sued in putative class action lawsuits and purported shareholder derivative lawsuits alleging violations of the federal securities laws for allegedly making materially false and misleading statements about our data privacy and security measures. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business. We may be the target of additional litigation of this type in the future as well.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to our IPO, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2022, the holders of our outstanding Class B common stock held 64.9% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.5% of such voting power in the aggregate. As of April 30, 2022, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.5% of our outstanding capital stock but controlled approximately 31.3% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our dual-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies may depress the valuations of publicly traded companies excluded from the indices, or depress our trading volume compared to those of other similar companies that are included.
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
We also face risks related to health epidemics, such as the COVID-19 pandemic, which has impacted virtually every country in the world. An outbreak of a contagious disease, and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees. While we have seen increased usage of our service globally, a significant portion of such increase is attributable to free Basic accounts, which do not generate any revenue. For example, we have removed the 40-minute time limit from our free Basic accounts for customers in K-12 schools in certain countries. We cannot make any assurances that we will experience an increase in paid hosts or that new or existing users will continue to utilize our services at the same levels after the COVID-19 pandemic has tapered. Furthermore, such increased usage by free Basic account users during this time has required and will continue to require us to expand our network capacity which will increase our operating costs.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended April 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
February 1 – 28, 2022	—	—	—	$1,000,000
March 1 – 31, 2022	618,178	$109.19	618,178	$932,498
April 1 – 30, 2022	606,072	$107.10	606,072	$867,588
Total	1,224,250	$108.16	1,224,250

(1) In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which expires in February 2024. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including preset trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. See Note 8 "Stockholders’ Equity and Equity Incentive Plans" of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended
10.2	Director Offer Letter by and between Zoom Video Communications, Inc. and William R. McDermott dated February 23, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: May 25, 2022	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2022	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)