Form 10-Q
period 2022-07-31
Zoom Video Communications, Inc.
filed 2022-08-24
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2022, the number of shares of the registrant’s Class A common stock outstanding was 250,975,154 and the number of shares of the registrant’s Class B common stock outstanding was 46,669,985.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications platform; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic recovery and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to operate our business and effectively manage our growth under evolving macroeconomic conditions, such as high inflation and recessionary environments; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$937,443	$1,062,820
Marketable securities	4,582,708	4,356,446
Accounts receivable, net of allowances of $32,404 and $24,696 as of July 31, 2022 and January 31, 2022, respectively	509,543	419,673
Deferred contract acquisition costs, current	225,221	199,266
Prepaid expenses and other current assets	159,486	145,602
Total current assets	6,414,401	6,183,807
Deferred contract acquisition costs, noncurrent	176,263	164,714
Property and equipment, net	239,102	222,354
Operating lease right-of-use assets	88,473	95,965
Strategic investments	358,248	367,814
Goodwill	122,556	27,607
Deferred tax assets	494,257	382,296
Other assets, noncurrent	154,298	106,761
Total assets	$8,047,598	$7,551,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,994	$7,841
Accrued expenses and other current liabilities	498,258	430,415
Deferred revenue, current	1,345,636	1,141,435
Total current liabilities	1,866,888	1,579,691
Deferred revenue, noncurrent	55,513	38,481
Operating lease liabilities, noncurrent	75,954	85,018
Other liabilities, noncurrent	58,846	68,110
Total liabilities	2,057,201	1,771,300
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of July 31, 2022 and January 31, 2022; zero shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2022 and January 31, 2022; 251,411,051 and 247,044,454 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively; 300,000,000 Class B shares authorized as of July 31, 2022 and January 31, 2022; 46,675,456 and 51,993,351 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	298	299
Additional paid-in capital	3,830,745	3,749,514
Accumulated other comprehensive loss	(48,161)	(17,902)
Retained earnings	2,207,515	2,048,107
Total stockholders’ equity	5,990,397	5,780,018
Total liabilities and stockholders’ equity	$8,047,598	$7,551,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$1,099,458	$1,021,495	$2,173,258	$1,977,732
Cost of revenue	273,611	261,256	535,432	526,250
Gross profit	825,847	760,239	1,637,826	1,451,482
Operating expenses:
Research and development	172,564	82,311	316,855	147,486
Sales and marketing	400,474	271,179	763,257	516,846
General and administrative	131,066	112,146	248,906	266,235
Total operating expenses	704,104	465,636	1,329,018	930,567
Income from operations	121,743	294,603	308,808	520,915
(Losses) gains on strategic investments, net	(34,712)	32,076	(71,116)	32,076
Other income (expense), net	3,368	(2,795)	(3,621)	(176)
Income before provision for income taxes	90,399	323,884	234,071	552,815
Provision for income taxes	44,649	6,800	74,663	8,200
Net income	45,750	317,084	159,408	544,615
Undistributed earnings attributable to participating securities	(4)	(154)	(19)	(309)
Net income attributable to common stockholders	$45,746	$316,930	$159,389	$544,306
Net income per share attributable to common stockholders:
Basic	$0.15	$1.07	$0.53	$1.85
Diluted	$0.15	$1.04	$0.52	$1.78
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	298,553,379	295,712,675	298,865,676	294,769,619
Diluted	307,160,840	305,861,051	306,902,964	305,652,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income	$45,750	$317,084	$159,408	$544,615
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(2,924)	(53)	(30,259)	(692)
Comprehensive income	$42,826	$317,031	$129,149	$543,923
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	298,824,233	$299	$3,831,060	$(45,237)	$2,161,765	$5,947,887
Issuance of common stock upon exercise of stock options	314,537	—	1,899	—	—	1,899
Issuance of common stock upon release of restricted stock units	1,439,199	2	(2)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchase of common stock	(2,864,721)	(3)	(293,531)			(293,534)
Stock-based compensation expense	—	—	256,715	—	—	256,715
Other comprehensive loss	—	—	—	(2,924)	—	(2,924)
Net income	—	—	—	—	45,750	45,750
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	294,511,945	$293	$3,292,241	$200	$899,999	$4,192,733
Issuance of common stock upon exercise of stock options	841,507	1	4,760	—	—	4,761
Issuance of common stock upon release of restricted stock units	971,922	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	105,376	—	—	105,376
Other comprehensive loss	—	—	—	(53)	—	(53)
Net income	—	—	—	—	317,084	317,084
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	858,055	1	5,242	—	—	5,243
Issuance of common stock upon release of restricted stock units	1,906,359	2	(2)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchases of common stock	(4,088,971)	(4)	(425,942)			(425,946)
Stock-based compensation expense	—	—	467,329	—	—	467,329
Other comprehensive loss	—	—	—	(30,259)	—	(30,259)
Net income	—	—	—	—	159,408	159,408
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	1,593,193	2	8,235	—	—	8,237
Issuance of common stock upon release of restricted stock units	1,182,958	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	206,974	—	—	206,974
Other comprehensive loss	—	—	—	(692)	—	(692)
Net income	—	—	—	—	544,615	544,615
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$159,408	$544,615
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	464,878	201,111
Amortization of deferred contract acquisition costs	119,502	79,392
Losses (gains) on strategic investments, net	71,116	(32,076)
Depreciation and amortization	36,155	22,691
Provision for accounts receivable allowances	26,727	14,592
Non-cash operating lease cost	11,067	8,633
Amortization on marketable securities	4,821	12,637
Other	19,305	264
Changes in operating assets and liabilities:
Accounts receivable	(125,898)	(117,259)
Prepaid expenses and other assets	(136,619)	(57,370)
Deferred contract acquisition costs	(157,005)	(102,597)
Accounts payable	16,441	43,960
Accrued expenses and other liabilities	64,262	93,809
Deferred revenue	220,550	296,636
Operating lease liabilities, net	(11,350)	(7,724)
Net cash provided by operating activities	783,360	1,001,314
Cash flows from investing activities:
Purchases of marketable securities	(1,576,853)	(2,094,587)
Maturities of marketable securities	1,306,676	791,906
Sales of marketable securities	—	119,569
Purchases of property and equipment	(52,870)	(92,049)
Purchases of strategic investments	(61,550)	(86,900)
Cash paid for acquisition, net of cash acquired	(120,553)	(2,121)
Purchases of intangible assets	(3,211)	—
Net cash used in investing activities	(508,361)	(1,364,182)
Cash flows from financing activities:
Cash paid for repurchases of common stock	(425,946)	—
Proceeds from issuance of common stock for employee stock purchase plan	34,605	37,846
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(2,545)	18,900
Proceeds from exercise of stock options	5,065	8,021
Other	—	337
Net cash (used in) provided by financing activities	(388,821)	65,104
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16,111)	—
Net decrease in cash, cash equivalents, and restricted cash	(129,933)	(297,764)
Cash, cash equivalents, and restricted cash – beginning of period	1,073,353	2,293,116
Cash, cash equivalents, and restricted cash – end of period	$943,420	$1,995,352

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$937,443	$1,931,370
Restricted cash, current included in prepaid expenses and other current assets	5,708	63,185
Restricted cash, noncurrent included in other assets, noncurrent	269	797
Total cash, cash equivalents, and restricted cash	$943,420	$1,995,352
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022. There have been no significant changes to these policies during the six months ended July 31, 2022.
Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our condensed consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$762,690	69%	$681,414	67%	$1,491,071	69%	$1,317,199	67%
Asia Pacific (“APAC”)	149,355	14	135,321	13	298,175	14	259,084	13
Europe, Middle East, and Africa (“EMEA”)	187,413	17	204,760	20	384,012	17	401,449	20
Total	$1,099,458	100%	$1,021,495	100%	$2,173,258	100%	$1,977,732	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the condensed consolidated balance sheets was $70.6 million and $59.7 million as of July 31, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $572.7 million and $480.5 million, respectively, and $867.6 million and $660.1 million during the six months ended July 31, 2022 and 2021, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2022, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,213.0 million, which consists of both billed consideration in the amount of $1,401.1 million and unbilled consideration in the amount of $1,811.9 million that we expect to recognize as revenue. We expect to recognize 61% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of July 31, 2022 and January 31, 2022, our marketable securities consisted of the following:

	As of July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$64,596	$—	$—	$64,596
Agency bonds	654,632	165	(10,965)	643,832
Corporate and other debt securities	411,999	81	(3,615)	408,465
U.S. government agency securities	3,433,437	344	(49,538)	3,384,243
Treasury bills	81,819	—	(247)	81,572
Marketable securities	$4,646,483	$590	$(64,365)	$4,582,708

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$28,723	$—	$—	$28,723
Agency bonds	632,935	2	(3,328)	629,609
Corporate and other debt securities	282,124	5	(1,202)	280,927
U.S. government agency securities	3,046,742	28	(19,261)	3,027,509
Treasury bills	389,826	—	(148)	389,678
Marketable securities	$4,380,350	$35	$(23,939)	$4,356,446
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $56.4 million as of July 31, 2022 and $23.3 million as of January 31, 2022. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $8.0 million as of July 31, 2022 and were immaterial as of January 31, 2022. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and six months ended July 31, 2022 and 2021.
The following table presents the contractual maturities of our marketable securities as of July 31, 2022 and January 31, 2022:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Less than one year	$2,827,538	$2,387,139
Due in one to five years	1,755,170	1,969,307
Total	$4,582,708	$4,356,446

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$139,908	$112,064	$92,603	$344,575
Debt securities	13,673	—	—	13,673
Strategic investments	$153,581	$112,064	$92,603	$358,248
Strategic investments by form and measurement category as of January 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$168,784	$91,399	$93,400	$353,583
Debt securities	14,231	—	—	14,231
Strategic investments	$183,015	$91,399	$93,400	$367,814
In the second quarter of fiscal year 2023, we made a strategic investment of $40.0 million for common shares in a company in the B2B software and services travel space's private placement. We recorded a loss of $12.2 million related to this investment for the three months ended July 31, 2022. As of July 31, 2022, the fair value of the investment was $27.8 million and our ownership interest represents less than 1% percent of the economic interest of the investee's outstanding capital stock.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of July 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$521,527	$521,527	$—	$—
Treasury bills	50	—	50	—
Commercial paper	670	—	670	—
U.S. government agency securities	49,197	—	49,197	—
Agency bonds	15,949	—	15,949	—
Cash equivalents	587,393	521,527	65,866	—
Commercial paper	64,596	—	64,596	—
Agency bonds	643,832	—	643,832	—
Corporate and other debt securities	408,465	—	408,465	—
U.S. government agency securities	3,384,243	—	3,384,243	—
Treasury bills	81,572	—	81,572	—
Marketable securities	4,582,708	—	4,582,708	—
Publicly held equity securities included in strategic investments	139,908	139,908	—	—
Privately held debt securities included in strategic investments	13,673	—	—	13,673
Certificates of deposit included in other assets, noncurrent	269	—	269	—
Total financial assets	$5,323,951	$661,435	$4,648,843	$13,673

	As of January 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,722	$688,722	$—	$—
Treasury bills	107,496	—	107,496	—
Corporate debt securities	749	—	749	—
Cash equivalents	796,967	688,722	108,245	—
Commercial paper	28,723	—	28,723	—
Agency bonds	629,609	—	629,609	—
Corporate and other debt securities	280,927	—	280,927	—
U.S. government agency securities	3,027,509	—	3,027,509	—
Treasury bills	389,678	—	389,678	—
Marketable securities	4,356,446	—	4,356,446	—
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Publicly held equity securities included in strategic investments	168,784	168,784	—	—
Privately held debt securities included in strategic investments	14,231	—	—	14,231
Total financial assets	$5,336,725	$857,506	$4,464,988	$14,231
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
5.    Business Combinations
On May 19, 2022, we acquired 100% of the issued and outstanding share capital of Solvvy, Inc., a private technology company specializing in customer support automation, for an all-cash purchase consideration of $121.2 million. The acquisition adds to our customer service capabilities and enhances our integrated platform by providing conversational AI capabilities. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $94.9 million was attributed to goodwill, $26.7 million to intangible assets (consisted of $12.0 million to developed technology and $14.7 million to customer relationships), and $0.4 million to other net liabilities acquired. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes.
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of July 31, 2022, the developed technology and customer relationships both had a remaining useful life of 4.8 years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Solvvy, Inc., which are not material, have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of the company have not been presented, as the results do not have a material effect on any of the periods presented in our condensed consolidated statements of operations.
Uncertain tax positions are initially established in connection with the acquisition as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period.
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Accounts receivable, gross	$541,947	$444,369
Less: allowance for credit losses	(23,200)	(17,000)
Less: allowance for returns	(9,204)	(7,696)
Accounts receivable, net	$509,543	$419,673
Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2022 and 2021:

	2022	2021
	(in thousands)
Balance as of January 31	$17,000	$20,500
Provision for credit losses	25,606	8,029
Write-offs	(19,406)	(11,029)
Balance as of July 31	$23,200	$17,500
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Prepaid expenses	$126,857	$112,666
Other receivables	17,211	20,423
Restricted cash from international employee stock sales	5,708	10,236
Other	9,710	2,277
Prepaid expenses and other current assets	$159,486	$145,602
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Servers	$213,578	$185,491
Software	69,692	59,153
Computer and office equipment	45,241	39,410
Leasehold improvements	25,313	25,340
Furniture and fixtures	4,568	4,565
Property and equipment, gross	358,392	313,959
Less: accumulated depreciation and amortization	(119,290)	(91,605)
Property and equipment, net	$239,102	$222,354
Depreciation and amortization expense was $19.6 million and $11.8 million for the three months ended July 31, 2022 and 2021, respectively, and $34.7 million and $22.3 million for the six months ended July 31, 2022 and 2021, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Accounts receivable, noncurrent	$82,175	$55,643
Intangible assets subject to amortization, net	28,174	2,972
Indefinite-lived intangible assets	24,232	21,020
Prepaid expenses, noncurrent	9,746	16,120
Other	9,971	11,006
Other assets, noncurrent	$154,298	$106,761
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Accrued expenses	$168,860	$149,658
Accrued compensation and benefits	127,236	126,322
Income tax liabilities	106,313	56,968
Sales and other non-income tax liabilities	34,103	33,305
Customer deposit liabilities	23,703	20,884
Operating lease liabilities, current	21,986	20,697
Other	16,057	22,581
Accrued expenses and other current liabilities	$498,258	$430,415
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2022	January 31, 2022

	(in thousands)
Sales and other non-income tax liabilities	$41,747	$53,916
Other	17,099	14,194
Other liabilities, noncurrent	$58,846	$68,110

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the six months ended July 31, 2022, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.

Other Contingencies
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to the Tiananmen commemorations on Zoom. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm.
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
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 21, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order. On May 30, 2022, a new class action was filed against us in the Northern District of California raising privacy claims similar to those raised in the U.S. Privacy Class Actions on behalf of a putative class of users of Zoom who reside in Australia, New Zealand, Canada, and the United Kingdom and who are not members of the settlement class in the U.S. Privacy Class Actions. On July 12, 2022, we moved to dismiss this new class action. We believe this lawsuit is without merit, and we are vigorously defending ourselves against it. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
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
During the three and six months ended July 31, 2022, we repurchased and subsequently retired 2,864,721 and 4,088,971 shares of our Class A common stock, respectively, for an aggregate amount of $293.5 million and $425.9 million, respectively. As of July 31, 2022, $574.1 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Exercised	(858,055)	$5.90		$91,811
Canceled/forfeited/expired	(83,072)	$21.48
Outstanding as of July 31, 2022	5,254,078	$8.22	5.5	$502,488
Vested and expected to vest as of July 31, 2022	5,254,078	$8.22	5.5	$502,488
Exercisable as of July 31, 2022	4,869,691	$6.81	5.4	$472,618
As of July 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options was $7.3 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	5,546,366	$232.58
Granted	10,737,425	$110.99
Vested	(1,906,359)	$189.17
Canceled/forfeited	(826,734)	$173.54
Unvested as of July 31, 2022	13,550,698	$145.93
In March 2022, a change made to our equity compensation program resulted in the modification of the value of RSUs offered to our employees. This activity has been included in our total Stock-Based Compensation disclosures below.
As of July 31, 2022, unrecognized stock-based compensation expense related to RSUs was $2,481.1 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 3.0 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of July 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $85.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$37,177	$14,778	$68,327	$28,844
Research and development	69,701	22,917	125,452	43,736
Sales and marketing	110,161	50,856	203,956	102,668
General and administrative	38,476	13,591	67,143	25,863
Total stock-based compensation expense	$255,515	$102,142	464,878	201,111
Benefit from income taxes	(54,117)	—	(97,032)	—
Total stock-based compensation expense recorded to net income	$201,398	$102,142	$367,846	$201,111

9.    Income Taxes
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
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands, except percentages)
Income before provision for income taxes	$90,399	$323,884	$234,071	$552,815
Provision for income taxes	44,649	6,800	74,663	8,200
Effective tax rate	49.4%	2.1%	31.9%	1.5%
We had a provision for income taxes of $44.6 million and $6.8 million for the three months ended July 31, 2022 and 2021, respectively. The provision for income taxes was $74.7 million and $8.2 million for the six months ended July 31, 2022 and 2021, respectively. The year-over-year increase in effective tax rate for the three and six month periods ended July 31, 2022 was due primarily to tax shortfalls on share based compensation and the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature as of July 31, 2022 compared to the full valuation allowance on the U.S. deferred tax assets as of July 31, 2021, which was released in the fourth quarter of fiscal year 2022. For the three and six months ended July 31, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to tax shortfalls on share based compensation, and the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature, partially offset by research credits and the foreign-derived intangible income deduction. For the three and six months ended July 31, 2021, the effective tax rate differed from the U.S. federal statutory rate due primarily to the full valuation allowance on the U.S. deferred tax assets.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and six months ended July 31, 2022, we continue to believe that it is more likely than not that the tax benefits of the U.K. net deferred tax assets may not be realized. Accordingly, we maintained a full valuation allowance against the tax benefits of these net deferred tax assets. Based on the available objective evidence during the three and six months ended July 31, 2022, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature may not be realized prior to expiration. Accordingly, we have recorded a valuation allowance during the quarter against these deferred tax assets. We intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
During the three and six months ended July 31, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.

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

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$38,594	$7,156	$255,513	$61,571	$134,075	$25,333	$431,889	$112,726
Less: undistributed earnings attributable to participating securities	—	(4)	—	(154)	—	(19)	—	(309)
Net income attributable to common stockholders, basic	$38,594	$7,152	$255,513	$61,417	$134,075	$25,314	$431,889	$112,417
Reallocation of net income attributable to common stockholders	(518)	518	(5,738)	5,738	(1,959)	1,959	(10,105)	10,105
Net income attributable to common stockholders, diluted	$38,076	$7,670	$249,775	$67,155	$132,116	$27,273	$421,784	$122,522
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	251,878,556	46,674,823	238,407,148	57,305,527	251,400,283	47,465,393	233,889,833	60,879,786
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	255,661,184	51,499,656	241,051,560	64,809,491	254,389,537	52,513,427	236,850,849	68,801,779
Net income per share attributable to common stockholders, basic	$0.15	$0.15	$1.07	$1.07	$0.53	$0.53	$1.85	$1.85
Net income per share attributable to common stockholders, diluted	$0.15	$0.15	$1.04	$1.04	$0.52	$0.52	$1.78	$1.78
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	6,451,823	—	323,313	—	5,113,608	—	301,179	—
Purchase rights committed under the ESPP	1,757,812	—	247,321	—	995,341	—	134,576	—
Outstanding stock options	103,406	—	—	—	51,703	—	—	—
Total	8,313,041	—	570,634	—	6,160,652	—	435,755	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2022 and 2021 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
We generate revenue from the sale of subscriptions to our unified communications platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Rooms, Webinars, Phone, Events, Contact Center, and Hardware-as-a-Service (“HaaS”) for rooms and phones. A host is any user of our unified communications platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Zoom One Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom One bundles: Zoom One Pro, Business, Business Plus, Enterprise, and Enterprise Plus. The Zoom One bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Phone, Zoom Chat, Zoom Whiteboard as well as Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education and Healthcare, which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in four specific markets (United States/Canada, United Kingdom/Ireland, Australia/New Zealand, and Japan). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.
Our revenue was $1,099.5 million and $1,021.5 million for the three months ended July 31, 2022 and 2021, respectively, representing period-over-period growth of 7.6%. We had net income of $45.8 million and $317.1 million for the three months ended July 31, 2022 and 2021, respectively. Our revenue was $2,173.3 million and $1,977.7 million for the six months ended July 31, 2022 and 2021, respectively, representing period-over-period growth of 9.9%. We had net income of $159.4 million and $544.6 million for the six months ended July 31, 2022 and 2021, respectively. Net cash provided by operating activities was $783.4 million and $1,001.3 million for the six months ended July 31, 2022 and 2021, respectively.
Recent Developments
On May 19, 2022, we acquired 100% of the issued and outstanding share capital of Solvvy, Inc., a private technology company specializing in customer support automation, for purchase consideration of $121.2 million in cash. The acquisition adds to our customer service capabilities and enhances our integrated platform by providing conversational AI capabilities.
Macroeconomic Conditions and Other Factors
Recent changes in macroeconomic conditions such as high inflation, recessionary environments, and fluctuations in foreign currency exchange rates, can cause uncertainty in our business. For the three months ended July 31, 2022, we experienced continued growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions to our unified communications platform. For example, for the three months ended July 31, 2022, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business.
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
As of July 31, 2022, many of our employees have returned to our offices for at least part of the week. Our return to work approach may vary among geographies depending on appropriate health protocols, and may change at any time depending on the severity of or spikes in COVID-19 cases. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
The global impacts of the Russian invasion of Ukraine, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities remain highly uncertain. The Russia-Ukraine war impacted our EMEA revenue for the three months ended July 31, 2022. Our customers in Russia, Belarus, and Ukraine represented less than 1% of our net assets and total consolidated revenue as of and for the three and six months ended July 31, 2022. If the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
We are continuously monitoring the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain.
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

MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 120% as of July 31, 2022 and greater than 130% as of July 31, 2021.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Phone, Meetings, Webinars, and Events and launched Zoom Contact Center, Zoom IQ for Sales, and Whiteboard. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of July 31, 2022. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants as well as on Zoom Phone. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host, or originating caller in the case of Zoom Phone, as opposed to Zoom’s servers, generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants or call recipient.
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video and is integrated right into the Zoom client. Currently, Zoom Contact Center is available in the U.S. and Canada, with plans to introduce international availability later in 2022. In April 2022, we released Zoom Whiteboard, a persistent whiteboard tool for team collaboration in and outside of meetings, and Zoom IQ for Sales, a conversation intelligence software for Zoom Meetings, which provides sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 31% and 33% of our total revenue for the three months ended July 31, 2022 and 2021, respectively, and 31% and 33% of our total revenue for the six months ended July 31, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of July 31, 2022 and 2021, we had approximately 204,100 and 173,000 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue

We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 26% and 20% of total revenue for the three months ended July 31, 2022 and 2021, respectively, and 26% and 20% of total revenue for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and 2021, we had 3,116 and 2,278 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF and Adjusted FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$783,360	$1,001,314
Less: purchases of property and equipment	(52,870)	(92,049)
Free cash flow (non-GAAP)	730,490	909,265
Add: Litigation settlement payments, net	(7,310)	—
Adjusted free cash flow (non-GAAP)	$723,180	$909,265
Net cash used in investing activities	$(508,361)	$(1,364,182)
Net cash (used in) provided by financing activities	$(388,821)	$65,104

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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; certain indirect taxes; litigation settlements, and allocated overhead. We expect to increase the size of our general and administrative function to support the growth and complexity of our business. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of revenue for the rest of the current fiscal year.
(Losses) gains on Strategic Investments, Net
(Losses) gains on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and net accretion on our marketable securities and effect of changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Revenue	$1,099,458	$1,021,495	$2,173,258	$1,977,732
Cost of revenue (1)	273,611	261,256	535,432	526,250
Gross profit	825,847	760,239	1,637,826	1,451,482
Operating expenses:
Research and development (1)	172,564	82,311	316,855	147,486
Sales and marketing (1)	400,474	271,179	763,257	516,846
General and administrative (1)	131,066	112,146	248,906	266,235
Total operating expenses	704,104	465,636	1,329,018	930,567
Income from operations	121,743	294,603	308,808	520,915
(Losses) gains on strategic investments, net	(34,712)	32,076	(71,116)	32,076
Other income (expense), net	3,368	(2,795)	(3,621)	(176)
Income before provision for income taxes	90,399	323,884	234,071	552,815
Provision for income taxes	44,649	6,800	74,663	8,200
Net income	$45,750	$317,084	$159,408	$544,615

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$37,177	$14,778	$68,327	$28,844
Research and development	69,701	22,917	125,452	43,736
Sales and marketing	110,161	50,856	203,956	102,668
General and administrative	38,476	13,591	67,143	25,863
Total stock-based compensation expense	$255,515	$102,142	$464,878	$201,111

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.9	25.6	24.6	26.6
Gross profit	75.1	74.4	75.4	73.4
Operating expenses:
Research and development	15.7	8.1	14.6	7.5
Sales and marketing	36.4	26.5	35.1	26.1
General and administrative	11.9	11.0	11.5	13.5
Total operating expenses	64.0	45.6	61.2	47.1
Income from operations	11.1	28.8	14.2	26.3
(Losses) gains on strategic investments, net	(3.2)	3.1	(3.3)	1.6
Other income (expense), net	0.3	(0.2)	(0.2)	—
Income before provision for income taxes	8.2	31.7	10.7	27.9
Provision for income taxes	4.0	0.7	3.4	0.4
Net income	4.2%	31.0%	7.3%	27.5%

Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Revenue	$1,099,458	$1,021,495	7.6%
Revenue for the three months ended July 31, 2022 increased by $78.0 million, or 7.6%, compared to the three months ended July 31, 2021. The increase in revenue was predominantly due to subscription services provided to new customers.
Cost of Revenue

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Cost of revenue	$273,611	$261,256	4.7%
Gross profit	825,847	760,239	8.6%
Gross margin	75.1%	74.4%
Cost of revenue for the three months ended July 31, 2022 increased by $12.4 million, or 4.7%, compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $32.8 million in personnel-related expenses, which includes an increase of $22.4 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase of $8.5 million related to subscription to software-based services, partially offset by a decrease of $32.5 million in costs mainly related to third-party cloud hosting due to lower rates from providers as well as our transition to our internal data centers.
Gross margin increased to 75.1% for the three months ended July 31, 2022 from 74.4% for the three months ended July 31, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Research and development	$172,564	$82,311	109.6%
Research and development expense for the three months ended July 31, 2022 increased by $90.3 million, or 109.6%, compared to the three months ended July 31, 2021. The increase was primarily due to higher personnel-related expenses of $83.5 million, which includes a $46.8 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase in allocated overhead of $5.5 million.
Sales and Marketing

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Sales and marketing	$400,474	$271,179	47.7%
Sales and marketing expense for the three months ended July 31, 2022 increased by $129.3 million, or 47.7%, compared to the three months ended July 31, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $94.8 million, mainly driven by additional headcount and expanded equity programs, which includes a $59.3 million increase in stock-based compensation expense and a $21.1 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $23.2 million in marketing and sales event-related costs, mainly due to an increase in social media programs and international marketing.
General and Administrative

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
General and administrative	$131,066	$112,146	16.9%
General and administrative expense for the three months ended July 31, 2022 increased by $18.9 million, or 16.9%, compared to the three months ended July 31, 2021. The increase in general and administrative expense was primarily due to an increase of $36.1 million in personnel-related expenses, which includes a $24.9 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, partially offset by a decrease of $10.7 million related to the settlement of a contingent liability for sales and other indirect tax and $8.2 million decrease in expenses related to mergers and strategic investments.
(Losses) Gains on Strategic Investments, Net

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(34,712)	$32,076	(208.2)%
Losses on strategic investments, net recognized during the three months ended July 31, 2022 was mainly driven by $33.1 million unrealized losses recognized on our publicly traded equity securities, while gains on strategic investments, net, of $32.1 million recognized during the three months ended July 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities.
Other Income (Expense), Net

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Other income (expense), net	$3,368	$(2,795)	(220.5)%
Other income (expense), net for the three months ended July 31, 2022 increased by $6.2 million, or 220.5%, compared to the three months ended July 31, 2021. The increase was primarily due to net accretion on our investments in marketable securities of $6.0 million.

Provision for Income Taxes

	Three Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Provision for income taxes	$44,649	$6,800	556.6%
Provision for income taxes for the three months ended July 31, 2022 increased by $37.8 million, or 556.6%, compared to the three months ended July 31, 2021. The change was due primarily to tax shortfalls on share based compensation and the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature as of July 31, 2022 compared to the full valuation allowance on the U.S. deferred tax assets as of July 31, 2021, which was released in the fourth quarter of fiscal year 2022.

Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Revenue	$2,173,258	$1,977,732	9.9%
Revenue for the six months ended July 31, 2022 increased by $195.5 million, or 9.9%, compared to the six months ended July 31, 2021. The increase in revenue was predominantly due to subscription services provided to new customers.
Cost of Revenue

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Cost of revenue	$535,432	$526,250	1.7%
Gross profit	$1,637,826	$1,451,482	12.8%
Gross margin	75.4%	73.4%
Cost of revenue for the six months ended July 31, 2022 increased by $9.2 million, or 1.7%, compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $62.7 million in personnel-related expenses, which includes an increase of $39.5 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, an increase of $18.4 million related to subscription to software-based services, and an increase in allocated overhead of $3.4 million, partially offset by a decrease of $76.9 million in costs mainly related to third-party cloud hosting due to lower rates from providers as well as our transition to our internal data centers.
Gross margin increased to 75.4% for the six months ended July 31, 2022 from 73.4% for the six months ended July 31, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Research and development	$316,855	$147,486	114.8%
Research and development expense for the six months ended July 31, 2022 increased by $169.4 million, or 114.8%, compared to the six months ended July 31, 2021. The increase was primarily due to higher personnel-related expenses of $155.5 million, which includes a $81.7 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase in allocated overhead of $9.7 million.
Sales and Marketing

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Sales and marketing	$763,257	$516,846	47.7%
Sales and marketing expense for the six months ended July 31, 2022 increased by $246.4 million, or 47.7%, compared to the six months ended July 31, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $178.0 million, mainly driven by additional headcount and expanded equity programs, which includes a $101.3 million increase in stock-based compensation expense and a $40.1 million increase in amortization of deferred contract acquisition costs. The remaining increase was primarily due to an increase of $53.0 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs, and an increase in allocated overhead of $5.7 million.
General and Administrative

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
General and administrative	$248,906	$266,235	(6.5)%
General and administrative expense for the six months ended July 31, 2022 decreased by $17.3 million, or 6.5%, compared to the six months ended July 31, 2021. The decrease in general and administrative expense was primarily due to a decrease of $71.1 million in prior year litigation settlement expense, net of amounts estimated to be covered by insurance, and a decrease of $10.5 million related to the settlement of a contingent liability for sales and other indirect tax, partially offset by an increase of $65.9 million in personnel-related expenses, which includes a $41.3 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs.
(Losses) Gains on Strategic Investments, Net

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(71,116)	$32,076	(321.7)%
Losses on strategic investments, net recognized during the six months ended July 31, 2022 was mainly driven by $68.9 million unrealized losses recognized on our publicly traded equity securities, while gains on strategic investments, net, of $32.1 million recognized during the six months ended July 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities.
Other Income (Expense), Net

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Other income (expense), net	$(3,621)	$(176)	1,957.4%
Other income (expense), net for the six months ended July 31, 2022 decreased by $3.4 million, or 1,957.4%, compared to the six months ended July 31, 2021. The decrease was primarily attributable to a loss of $12.8 million related to changes in foreign currency exchange rates, partially offset by $6.5 million net accretion on our investments in marketable securities and $2.9 million interest income earned from our investments in marketable securities.
Provision for Income Taxes

	Six Months Ended July 31,
	2022	2021	% Change

	(in thousands)
Provision for income taxes	$74,663	$8,200	810.5%
Provision for income taxes for the six months ended July 31, 2022 increased by $66.5 million, or 810.5%, compared to the six months ended July 31, 2021. The change was due primarily to tax shortfalls on share based compensation and the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature as of July 31, 2022 compared to the full valuation allowance on the U.S. deferred tax assets as of July 31, 2021, which was released in the fourth quarter of fiscal year 2022.
Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.5 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$783,360	$1,001,314
Net cash used in investing activities	$(508,361)	$(1,364,182)
Net cash (used in) provided by financing activities	$(388,821)	$65,104
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
Net cash provided by operating activities was $783.4 million for the six months ended July 31, 2022, compared to $1,001.3 million for the six months ended July 31, 2021. The decrease in operating cash flow was due to a decrease in net income of $385.2 million and the negative impact from changes in operating assets and liabilities of $279.0 million, offset by an increase in non-cash adjustments of $446.3 million, which is primarily a result of higher stock-based compensation expense, higher losses on strategic investments, net, and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base.
Investing Activities
Net cash used in investing activities of $508.4 million for the six months ended July 31, 2022 was primarily due to net purchases of marketable securities of $270.2 million, cash paid for acquisition, net of cash acquired, of $120.6 million, purchases of strategic investments of $61.6 million, and purchases of property and equipment of $52.9 million.
Net cash used in investing activities of $1,364.2 million for the six months ended July 31, 2021 was primarily due to net purchases of marketable securities of $1,183.1 million, purchases of property and equipment of $92.0 million, and purchases of strategic investments of $86.9 million.

Financing Activities
Net cash used in financing activities of $388.8 million for the six months ended July 31, 2022 was primarily due to cash paid for repurchases of common stock of $425.9 million offset by proceeds from issuance of common stock under our ESPP of $34.6 million.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $937.4 million and marketable securities of $4,582.7 million as of July 31, 2022. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2022 and 2021.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, including any new customers or hosts that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic has tapered, a reduction in customer information technology spending budgets, which may be reduced during periods of high inflation or economic recession or the perception that competitive products provide better, more secure, or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. Furthermore, as a result of the increased usage of our platform during the COVID-19 pandemic, our customer base has shifted largely from businesses and enterprises to a mix of businesses, enterprises, and consumers. This shift in mix could result in higher non-renewal rates than we have experienced in the past. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
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
•the length of our sales cycles and linearity of our bookings, especially with respect to sales to large enterprises and highly regulated industries, including financial services and U.S. federal and state and foreign governmental agencies;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as international expansion and entry into operating leases, and the hiring and retention of personnel who can build, manage, and maintain our expanded business operations and infrastructure;
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
•interruptions or delays in our service, network outages, or actual, alleged, or perceived privacy violations or issues or security vulnerabilities, incidents, or breaches;
•lawsuits, regulatory actions or investigations, legislator scrutiny, or negative publicity arising from actual, alleged, or perceived privacy violations or issues or security vulnerabilities, incidents, or breaches;
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. For example, legislation was introduced in July 2022, in the U.S. Senate and House of Representatives to clarify the FCC’s authority to enact net neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought a rehearing with the full court of appeal, and on April 20, 2022 it declined to rehear the case. The appellants did not appeal to the U.S. Supreme Court. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For instance, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 5,725 full-time employees as of July 31, 2021, to 8,044 full-time employees as of July 31, 2022, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in the last two years and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 31% and 33% of our revenue for the six months ended July 31, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2022 and 2021, 20.7% and 23.0% of our revenue, respectively, and 12.6% and 13.9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the quarter ended July 31, 2022, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), other fundamental changes in tax law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
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
Beginning in the fiscal quarter ended April 30, 2020, we faced unprecedented usage of our unified communications platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; our failure, for any reason, to capitalize on growth opportunities; or our failure to adapt and respond to inflationary factors affecting our business or future economic recessions. The COVID-19 pandemic has also made it difficult to forecast revenue, costs, and expenses, as our platform has recently faced unprecedented usage from free users and new and existing customers, requiring us to devote significant resources to bolster our capacity and infrastructure. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
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
We also expect that there will continue to be new or amended laws, regulations, industry standards, guidance and contractual obligations concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU, and the United Kingdom (U.K.) implemented the U.K. GDPR. The GDPR and the U.K. GDPR impose more stringent data protection requirements and provide greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation (including cases brought by consumer protection organizations), restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Additionally, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain. We also target customers in Asia and have operations in Japan and Singapore, and may be subject to new and emerging privacy, data protection, and information security regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. In response to challenges from industry groups, a federal court enjoined enforcement of the Florida law, and on May 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit upheld the lower court ruling preventing enforcement of restrictions on moderation. Florida recently amended its legislation in an effort to address the issues that led to the injunction barring enforcement of its statute, and both Florida and the parties challenging the law have indicated that they plan to seek Supreme Court review of the Eleventh Circuit decision. The Texas law initially was enjoined by a federal district court in response to a challenge from industry groups, but on May 11, 2022, a panel of the U.S. Court of Appeals for the Fifth Circuit stayed the district court decision pending full review of the district court decision. On May 13, 2022, the industry groups asked the Supreme Court of the United to temporarily vacate the Fifth Circuit’s stay and on May 31, 2022 the Supreme Court granted the application. As a result, the district court’s decision has been reinstated and the Texas law has been enjoined. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2022, the holders of our outstanding Class B common stock held 65.0% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 60.3% of such voting power in the aggregate. As of July 31, 2022, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.6% of our outstanding capital stock but controlled approximately 31.4% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all, particularly during times of market volatility and general economic instability. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended July 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
May 1 – 31, 2022	1,131,226	$93.57	1,131,226	$761,736
June 1 – 30, 2022	669,089	$111.94	669,089	$686,839
July 1 – 31, 2022	1,064,406	$105.96	1,064,406	$574,054
Total	2,864,721	$102.47	2,864,721

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
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On August 19, 2022, in order to align severance benefits consistently among all executives, the Compensation Committee of the Board of Directors adopted a Severance and Change in Control Plan (the “Severance Plan”) pursuant to which certain employees are eligible to participate, including each of (i) the Company’s current executive officers, as well as (ii) Ryan Azus and Janine Pelosi (each of (i) and (ii), a “Participant” and collectively, the “Participants”). Pursuant to the Severance Plan, the Participants are eligible to receive the severance benefits described below, contingent upon the respective Participant’s execution of a general release of claims as further described in the Severance Plan. The benefits provided by the

Severance Plan are generally consistent with the benefits to which the Participants were entitled pursuant to their respective offer letters, except that (i) the Change in Control Period (as defined in “Double Trigger’ Change in Control Severance Benefits” below) did not previously include the three months prior to the closing of a change in control for all Participants and (ii) not all Participants were previously entitled to the equity acceleration benefit described under “Non-Change in Control Severance Benefits” below. The benefits provided pursuant to the Severance Plan supersede and replace any severance and/or change in control benefits to which the Participants were previously entitled.
“Double Trigger” Change in Control Severance Benefits
If a Participant is terminated without Cause or resigns for Good Reason (each as defined in the Severance Plan) during the period commencing three months prior to, and ending 12 months following, the closing of a Change in Control (as defined in the Severance Plan) (the “Change in Control Period”), the Participant will be entitled to (i) a cash payment in an amount equal to six months of the Participant’s base salary, (ii) six months of COBRA premiums, and (iii) acceleration of vesting of 100% of the Participant’s then-outstanding equity awards.
Non-Change in Control Severance Benefits
If a Participant is terminated without Cause or resigns for Good Reason at a time that is not during the Change in Control Period, the Participant will be entitled to accelerated vesting of the Participant’s then-outstanding equity awards to the extent such awards were scheduled to vest during the 12-month period following the date of the termination or resignation based solely on his or her continued employment with the Company, had he or she remained employed by the Company through such date.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1*	Offer Letter by and between Zoom Video Communications, Inc. and Greg Tomb, dated May 31, 2022
10.2*	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: August 24, 2022	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2022	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)