Form 10-Q
period 2022-10-31
Zoom Video Communications, Inc.
filed 2022-11-23
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2022, the number of shares of the registrant’s Class A common stock outstanding was 245,652,118 and the number of shares of the registrant’s Class B common stock outstanding was 46,670,111.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications platform; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic recovery and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to operate our business and effectively manage our growth under evolving macroeconomic conditions, such as high inflation, recessionary environments and fluctuations in foreign currency exchange rates; our ability to become the ubiquitous platform for communications; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
•Our revenue growth rate has declined, and we expect our revenue growth rate to generally decline in future periods.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,096,174	$1,062,820
Marketable securities	4,068,818	4,356,446
Accounts receivable, net of allowances of $35,033 and $24,696 as of October 31, 2022 and January 31, 2022, respectively	589,573	419,673
Deferred contract acquisition costs, current	221,871	199,266
Prepaid expenses and other current assets	165,661	145,602
Total current assets	6,142,097	6,183,807
Deferred contract acquisition costs, noncurrent	173,305	164,714
Property and equipment, net	250,843	222,354
Operating lease right-of-use assets	90,981	95,965
Strategic investments	354,549	367,814
Goodwill	122,556	27,607
Deferred tax assets	550,539	382,296
Other assets, noncurrent	152,308	106,761
Total assets	$7,837,178	$7,551,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,247	$7,841
Accrued expenses and other current liabilities	561,300	430,415
Deferred revenue, current	1,307,763	1,141,435
Total current liabilities	1,896,310	1,579,691
Deferred revenue, noncurrent	46,460	38,481
Operating lease liabilities, noncurrent	78,128	85,018
Other liabilities, noncurrent	60,468	68,110
Total liabilities	2,081,366	1,771,300
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of October 31, 2022 and January 31, 2022; zero shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2022 and January 31, 2022; 246,009,355 and 247,044,454 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively; 300,000,000 Class B shares authorized as of October 31, 2022 and January 31, 2022; 46,309,998 and 51,993,351 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	292	299
Additional paid-in capital	3,572,368	3,749,514
Accumulated other comprehensive loss	(72,716)	(17,902)
Retained earnings	2,255,868	2,048,107
Total stockholders’ equity	5,755,812	5,780,018
Total liabilities and stockholders’ equity	$7,837,178	$7,551,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$1,101,899	$1,050,756	$3,275,157	$3,028,488
Cost of revenue	270,665	270,957	806,097	797,207
Gross profit	831,234	779,799	2,469,060	2,231,281
Operating expenses:
Research and development	195,946	98,508	512,801	245,994
Sales and marketing	427,747	293,698	1,191,004	810,544
General and administrative	141,033	96,736	389,939	362,971
Total operating expenses	764,726	488,942	2,093,744	1,419,509
Income from operations	66,508	290,857	375,316	811,772
(Losses) gains on strategic investments, net	(6,898)	122,421	(78,014)	154,497
Other expense, net	(4,861)	(2,995)	(8,482)	(3,171)
Income before provision for income taxes	54,749	410,283	288,820	963,098
Provision for income taxes	6,396	69,900	81,059	78,100
Net income	48,353	340,383	207,761	884,998
Undistributed earnings attributable to participating securities	—	(112)	(17)	(430)
Net income attributable to common stockholders	$48,353	$340,271	$207,744	$884,568
Net income per share attributable to common stockholders:
Basic	$0.16	$1.14	$0.70	$2.99
Diluted	$0.16	$1.11	$0.68	$2.89
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	295,537,026	297,375,011	297,765,848	295,647,626
Diluted	301,986,341	305,939,624	305,273,812	305,726,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income	$48,353	$340,383	$207,761	$884,998
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of tax	(24,555)	(5,275)	(54,814)	(5,967)
Comprehensive income	$23,798	$335,108	$152,947	$879,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397
Issuance of common stock upon exercise of stock options	229,183	—	1,809	—	—	1,809
Issuance of common stock upon release of restricted stock units	959,192	1	(1)	—	—	—
Repurchase of common stock	(6,955,529)	(7)	(564,825)	—	—	(564,832)
Stock-based compensation expense	—	—	304,640	—	—	304,640
Other comprehensive loss	—	—	—	(24,555)	—	(24,555)
Net income	—	—	—	—	48,353	48,353
Balance as of October 31, 2022	292,319,353	$292	$3,572,368	$(72,716)	$2,255,868	$5,755,812

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	297,027,323	$296	$3,440,222	$147	$1,217,083	$4,657,748
Issuance of common stock upon exercise of stock options	612,056	1	3,124	—	—	3,125
Issuance of common stock upon release of restricted stock units	297,578	—	—	—	—	—
Stock-based compensation expense	—	—	117,704	—	—	117,704
Other comprehensive loss	—	—	—	(5,275)	—	(5,275)
Net income	—	—	—	—	340,383	340,383
Balance as of October 31, 2021	297,936,957	$297	$3,561,050	$(5,128)	$1,557,466	$5,113,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	1,087,238	1	7,051	—	—	7,052
Issuance of common stock upon release of restricted stock units	2,865,551	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchases of common stock	(11,044,500)	(11)	(990,767)	—	—	(990,778)
Stock-based compensation expense	—	—	771,969	—	—	771,969
Other comprehensive loss	—	—	—	(54,814)	—	(54,814)
Net income	—	—	—	—	207,761	207,761
Balance as of October 31, 2022	292,319,353	$292	$3,572,368	$(72,716)	$2,255,868	$5,755,812

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	2,205,249	3	11,359	—	—	11,362
Issuance of common stock upon release of restricted stock units	1,480,536	1	—	—	—	1
Issuance of common stock for employee stock purchase plan	701,949	1	37,845	—	—	37,846
Stock-based compensation expense	—	—	324,678	—	—	324,678
Other comprehensive loss	—	—	—	(5,967)	—	(5,967)
Net income	—	—	—	—	884,998	884,998
Balance as of October 31, 2021	297,936,957	$297	$3,561,050	$(5,128)	$1,557,466	$5,113,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$207,761	$884,998
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	767,693	315,912
Amortization of deferred contract acquisition costs	186,626	125,691
Losses (gains) on strategic investments, net	78,014	(154,497)
Depreciation and amortization	57,921	35,275
Provision for accounts receivable allowances	39,580	23,482
Non-cash operating lease cost	16,949	13,131
Amortization of discount/premium on marketable securities	4,156	19,546
Other	41,928	2,127
Changes in operating assets and liabilities:
Accounts receivable	(238,020)	(108,541)
Prepaid expenses and other assets	(163,721)	(71,998)
Deferred contract acquisition costs	(217,822)	(165,305)
Accounts payable	24,561	12,062
Accrued expenses and other liabilities	116,391	171,914
Deferred revenue	174,325	304,513
Operating lease liabilities, net	(17,668)	(12,440)
Net cash provided by operating activities	1,078,674	1,395,870
Cash flows from investing activities:
Purchases of marketable securities	(1,927,049)	(3,446,313)
Maturities of marketable securities	2,137,875	1,047,545
Sales of marketable securities	—	281,582
Purchases of property and equipment	(75,568)	(111,816)
Purchases of strategic investments	(65,050)	(126,349)
Proceeds from strategic investments	300	—
Cash paid for acquisition, net of cash acquired	(120,553)	(2,121)
Purchases of intangible assets	(10,568)	(9,626)
Net cash used in investing activities	(60,613)	(2,367,098)
Cash flows from financing activities:
Cash paid for repurchases of common stock	(990,778)	—
Proceeds from issuance of common stock for employee stock purchase plan	34,605	37,846
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	671	(28,342)
Proceeds from exercise of stock options	6,815	11,044
Other	—	337
Net cash (used in) provided by financing activities	(948,687)	20,885
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36,639)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,735	(950,343)
Cash, cash equivalents, and restricted cash – beginning of period	1,073,353	2,293,116
Cash, cash equivalents, and restricted cash – end of period	$1,106,088	$1,342,773

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,096,174	$1,322,435
Restricted cash, current included in prepaid expenses and other current assets	9,668	20,041
Restricted cash, noncurrent included in other assets, noncurrent	246	297
Total cash, cash equivalents, and restricted cash	$1,106,088	$1,342,773
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022. There have been no significant changes to these policies during the nine months ended October 31, 2022.
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

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$773,576	70%	$699,944	67%	$2,264,647	69%	$2,017,143	67%
Asia Pacific (“APAC”)	146,196	13	150,473	14	444,372	14	409,557	13
Europe, Middle East, and Africa (“EMEA”)	182,127	17	200,339	19	566,138	17	601,788	20
Total	$1,101,899	100%	$1,050,756	100%	$3,275,157	100%	$3,028,488	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the condensed consolidated balance sheets was $82.4 million and $59.7 million as of October 31, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $586.1 million and $510.8 million, respectively, and $1,058.7 million and $802.0 million during the nine months ended October 31, 2022 and 2021, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2022, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,245.9 million, which consists of both billed consideration in the amount of $1,354.2 million and unbilled consideration in the amount of $1,891.7 million that we expect to recognize as revenue. We expect to recognize 59% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of October 31, 2022 and January 31, 2022, our marketable securities consisted of the following:

	As of October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$40,432	$—	$—	$40,432
Agency bonds	643,133	—	(16,989)	626,144
Corporate and other debt securities	394,948	—	(7,686)	387,262
U.S. government agency securities	3,029,886	14	(71,343)	2,958,557
Treasury bills	56,554	—	(131)	56,423
Marketable securities	$4,164,953	$14	$(96,149)	$4,068,818

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$28,723	$—	$—	$28,723
Agency bonds	632,935	2	(3,328)	629,609
Corporate and other debt securities	282,124	5	(1,202)	280,927
U.S. government agency securities	3,046,742	28	(19,261)	3,027,509
Treasury bills	389,826	—	(148)	389,678
Marketable securities	$4,380,350	$35	$(23,939)	$4,356,446
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $57.1 million as of October 31, 2022 and $23.3 million as of January 31, 2022. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $39.0 million as of October 31, 2022 and were immaterial as of January 31, 2022. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and nine months ended October 31, 2022 and 2021.
The following table presents the contractual maturities of our marketable securities as of October 31, 2022 and January 31, 2022:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Less than one year	$2,726,471	$2,387,139
Due in one to five years	1,342,347	1,969,307
Total	$4,068,818	$4,356,446

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$132,405	$114,764	$93,096	$340,265
Debt securities	14,284	—	—	14,284
Strategic investments	$146,689	$114,764	$93,096	$354,549
Strategic investments by form and measurement category as of January 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$168,784	$91,399	$93,400	$353,583
Debt securities	14,231	—	—	14,231
Strategic investments	$183,015	$91,399	$93,400	$367,814
In the second quarter of fiscal year 2023, we made a strategic investment of $40.0 million for common shares in private placement by a company in the B2B software and services travel space. We recorded a loss of $17.8 million related to this investment for the nine months ended October 31, 2022. As of October 31, 2022, the fair value of the investment was $22.2 million and our ownership interest represents less than 1% percent of the economic interest of the investee's outstanding capital stock.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of October 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$737,461	$737,461	$—	$—
Treasury bills	24,972	—	24,972	—
Corporate debt securities	557	—	557	—
Agency bonds	3,613	—	3,613	—
Cash equivalents	766,603	737,461	29,142	—
Commercial paper	40,432	—	40,432	—
Agency bonds	626,144	—	626,144	—
Corporate and other debt securities	387,262	—	387,262	—
U.S. government agency securities	2,958,557	—	2,958,557	—
Treasury bills	56,423	—	56,423	—
Marketable securities	4,068,818	—	4,068,818	—
Certificates of deposit included in other assets, noncurrent	246	—	246	—
Publicly held equity securities included in strategic investments	132,405	132,405	—	—
Privately held debt securities included in strategic investments	14,284	—	—	14,284
Total financial assets	$4,982,356	$869,866	$4,098,206	$14,284

	As of January 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,722	$688,722	$—	$—
Treasury bills	107,496	—	107,496	—
Corporate debt securities	749	—	749	—
Cash equivalents	796,967	688,722	108,245	—
Commercial paper	28,723	—	28,723	—
Agency bonds	629,609	—	629,609	—
Corporate and other debt securities	280,927	—	280,927	—
U.S. government agency securities	3,027,509	—	3,027,509	—
Treasury bills	389,678	—	389,678	—
Marketable securities	4,356,446	—	4,356,446	—
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Publicly held equity securities included in strategic investments	168,784	168,784	—	—
Privately held debt securities included in strategic investments	14,231	—	—	14,231
Total financial assets	$5,336,725	$857,506	$4,464,988	$14,231
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of October 31, 2022, the developed technology and customer relationships both had a remaining useful life of 4.5 years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Accounts receivable, gross	$624,606	$444,369
Less: allowance for credit losses	(24,345)	(17,000)
Less: allowance for returns	(10,688)	(7,696)
Accounts receivable, net	$589,573	$419,673
Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2022 and 2021:

	2022	2021
	(in thousands)
Balance as of January 31	$17,000	$20,500
Provision for credit losses	34,610	19,416
Write-offs	(27,265)	(18,816)
Balance as of October 31	$24,345	$21,100
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Prepaid expenses	$130,021	$112,666
Other receivables	17,657	20,423
Restricted cash from international employee stock sales	9,668	10,236
Other	8,315	2,277
Prepaid expenses and other current assets	$165,661	$145,602
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Servers	$234,788	$185,491
Software	76,414	59,153
Computer and office equipment	47,199	39,410
Leasehold improvements	25,923	25,340
Furniture and fixtures	4,587	4,565
Property and equipment, gross	388,911	313,959
Less: accumulated depreciation and amortization	(138,068)	(91,605)
Property and equipment, net	$250,843	$222,354
Depreciation and amortization expense was $19.9 million and $12.4 million for the three months ended October 31, 2022 and 2021, respectively, and $54.6 million and $34.7 million for the nine months ended October 31, 2022 and 2021, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Accounts receivable, noncurrent	$71,399	$55,643
Intangible assets subject to amortization, net	33,420	2,972
Indefinite-lived intangible assets	25,254	21,020
Prepaid expenses, noncurrent	9,807	16,120
Other	12,428	11,006
Other assets, noncurrent	$152,308	$106,761
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Accrued expenses	$178,624	$149,658
Accrued compensation and benefits	165,794	126,322
Income tax liabilities	116,291	56,968
Sales and other non-income tax liabilities	31,057	33,305
Customer deposit liabilities	26,655	20,884
Operating lease liabilities, current	21,728	20,697
Other	21,151	22,581
Accrued expenses and other current liabilities	$561,300	$430,415
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2022	January 31, 2022

	(in thousands)
Sales and other non-income tax liabilities	$41,781	$53,916
Other	18,687	14,194
Other liabilities, noncurrent	$60,468	$68,110

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the nine months ended October 31, 2022, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 7, 2022.

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
Legal Proceedings
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint.
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
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 21, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order. On May 20, 2022, a third objector appealed the Court’s final approval order. On October 17, 2022, we, plaintiffs, and all three objector-appellants agreed to settle the appeals, and on October 27, 2022, we and plaintiffs initiated proceedings in the district court to obtain Court approval of the settlements. On May 30, 2022, a new class action was filed against us in the Northern District of California raising privacy claims similar to those raised in the U.S. Privacy Class Actions on behalf of a putative class of users of Zoom who reside in Australia, New Zealand, Canada, and the United Kingdom and who are not members of the settlement class in the U.S. Privacy Class Actions. On July 12, 2022, we moved to dismiss this new class action. We believe this lawsuit is without merit, and we are vigorously defending ourselves against it. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
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
During the three and nine months ended October 31, 2022, we repurchased and subsequently retired 6,955,529 and 11,044,500 shares of our Class A common stock, respectively, for an aggregate amount of $564.8 million and $990.8 million, respectively. As of October 31, 2022, $9.2 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Exercised	(1,087,238)	$6.27		$108,464
Canceled/forfeited/expired	(88,836)	$21.49
Outstanding as of October 31, 2022	5,019,131	$8.23	5.2	$378,841
Vested and expected to vest as of October 31, 2022	5,019,131	$8.23	5.2	$378,841
Exercisable as of October 31, 2022	4,861,214	$7.28	5.1	$371,257
As of October 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options was $3.5 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	5,546,366	$232.58
Granted	17,750,637	$98.47
Vested	(2,865,551)	$186.03
Canceled/forfeited	(1,392,277)	$159.55
Unvested as of October 31, 2022	19,039,175	$119.88
In March and October 2022, changes made to our equity compensation program resulted in modifications of the value of RSUs offered to our employees. This activity has been included in our total Stock-Based Compensation disclosures below.
As of October 31, 2022, unrecognized stock-based compensation expense related to RSUs was $2,899.4 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 2.8 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of October 31, 2022, unrecognized stock-based compensation expense related to the ESPP was $66.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$41,449	$17,206	$109,776	$46,050
Research and development	83,202	27,879	208,654	71,615
Sales and marketing	125,144	54,220	329,100	156,888
General and administrative	53,020	15,496	120,163	41,359
Total stock-based compensation expense	$302,815	$114,801	$767,693	$315,912
Benefit from income taxes	(53,995)	—	(151,027)	—
Total stock-based compensation expense recorded to net income	$248,820	$114,801	$616,666	$315,912

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
The following table provides details of the provision for income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands, except percentages)
Income before provision for income taxes	$54,749	$410,283	$288,820	$963,098
Provision for income taxes	6,396	69,900	81,059	78,100
Effective tax rate	11.7%	17.0%	28.1%	8.1%

We had a provision for income taxes of $6.4 million and $69.9 million for the three months ended October 31, 2022 and 2021, respectively. The provision for income taxes was $81.1 million and $78.1 million for the nine months ended October 31, 2022 and 2021, respectively. The year-over-year change in effective tax rate for the three and nine months ended October 31, 2022 was due primarily to changes in the valuation allowance, tax shortfalls and windfalls on stock-based compensation, and the foreign-derived intangible income deduction. For the three and nine months ended October 31, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits, offset by tax shortfalls on stock-based compensation, the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature, and other compensation-related permanent differences. For the three and nine months ended October 31, 2021, the effective tax rate differed from the U.S. federal statutory rate due primarily to tax windfalls on stock-based compensation, research credits, and the foreign-derived intangible income deduction in addition to a full valuation allowance on the U.S. deferred tax assets that was released in the fourth quarter of fiscal year 2022.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and nine months ended October 31, 2022, we continue to believe that it is more likely than not that the tax benefits of the U.K. net deferred tax assets may not be realized. Accordingly, we maintained a full valuation allowance against the tax benefits of these net deferred tax assets. Based on the available objective evidence during the three and nine months ended October 31, 2022, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature may not be realized prior to expiration. Accordingly, we have maintained a valuation allowance against these deferred tax assets. We intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three and nine months ended October 31, 2022, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
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

The Inflation Reduction Act was signed into law in August 2022. The act included tax provisions for a 15% corporate book income minimum tax effective for tax years beginning after December 31, 2022. We do not expect the Inflation Reduction Act to have a material impact on our condensed consolidated financial statements.

10.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$40,726	$7,627	$276,024	$64,359	$174,835	$32,926	$707,188	$177,810
Less: undistributed earnings attributable to participating securities	—	—	—	(112)	—	(17)	—	(430)
Net income attributable to common stockholders, basic	$40,726	$7,627	$276,024	$64,247	$174,835	$32,909	$707,188	$177,380
Reallocation of net income attributable to common stockholders	(568)	568	(5,756)	5,756	(2,516)	2,516	(15,965)	15,965
Net income attributable to common stockholders, diluted	$40,158	$8,195	$270,268	$70,003	$172,319	$35,425	$691,223	$193,345
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	248,917,590	46,619,436	241,227,457	56,147,554	250,595,877	47,169,971	236,362,585	59,285,041
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	250,803,759	51,182,582	243,024,399	62,915,225	253,217,436	52,056,376	238,904,473	66,822,260
Net income per share attributable to common stockholders, basic	$0.16	$0.16	$1.14	$1.14	$0.70	$0.70	$2.99	$2.99
Net income per share attributable to common stockholders, diluted	$0.16	$0.16	$1.11	$1.11	$0.68	$0.68	$2.89	$2.89
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	12,741,748	—	816,953	—	7,656,321	—	473,104	—
Purchase rights committed under the ESPP	2,395,761	—	584,212	—	1,462,148	—	284,454	—
Outstanding stock options	124,547	—	—	—	75,984	—	—	—
Total	15,262,056	—	1,401,165	—	9,194,453	—	757,558	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2022 and 2021 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in four specific markets (United States/Canada, United Kingdom/Ireland, Australia/New Zealand, and Japan). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in more than 47 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.
Our revenue was $1,101.9 million and $1,050.8 million for the three months ended October 31, 2022 and 2021, respectively, representing period-over-period growth of 4.9%. We had net income of $48.4 million and $340.4 million for the three months ended October 31, 2022 and 2021, respectively. Our revenue was $3,275.2 million and $3,028.5 million for the nine months ended October 31, 2022 and 2021, respectively, representing period-over-period growth of 8.1%. We had net income of $207.8 million and $885.0 million for the nine months ended October 31, 2022 and 2021, respectively. Net cash provided by operating activities was $1,078.7 million and $1,395.9 million for the nine months ended October 31, 2022 and 2021, respectively.
Macroeconomic Conditions and Other Factors
Recent changes in macroeconomic conditions such as high inflation, recessionary environments, and fluctuations in foreign currency exchange rates, can cause uncertainty in our business. For the three and nine months ended October 31, 2022, we experienced continued growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions, including inflation and continued uncertainty regarding the current and future political and economic environment, may impact the future demand for subscriptions to our unified communications platform. For example, for the three and nine months ended October 31, 2022, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a

$24 million and $48 million negative impact on revenue during the three and nine months ended October 31, 2022, respectively.
During the onset of the COVID-19 pandemic, many organizations resorted to mandating employees to work from home, which has resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. There is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. As reported in prior periods we experienced significant revenue growth. This revenue growth has declined and we expect our revenue growth to generally decline as compared to prior periods. Many factors may contribute to declines in our growth rate, among other things, higher market penetration, increased competition, slowing demand for our platform from the tapering of the COVID-19 pandemic, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
We continue to monitor the impacts of the COVID-19 pandemic on our business. The effects of the COVID-19 pandemic have been widespread, and while the COVID-19 pandemic has tapered, it continues to fluctuate in severity. Our recent declines in revenue growth are primarily attributable to the tapering of the COVID-19 pandemic along with other macroeconomic factors. At the same time, it is starting to become clear that some of the behavioral trends the COVID-19 pandemic fostered, including the shift to remote and hybrid work, may remain in place for an indeterminate amount of time. Given this, it is not possible for us to quantify how the tapering of the COVID-19 pandemic has impacted our current and future operations.
In addition the global impacts of the Russian invasion of Ukraine, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities remain highly uncertain. The Russia-Ukraine war impacted our EMEA revenue for the three and nine months ended October 31, 2022. Our customers in Russia, Belarus, and Ukraine represented less than 1% of our net assets and total consolidated revenue as of and for the three and nine months ended October 31, 2022. If the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 55.7% and 48.8% of total revenue for the three months ended October 31, 2022 and 2021, respectively, and 54.1% and 46.6% of total revenue for the nine months ended October 31, 2022 and 2021, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of October 31, 2022 and 2021 was 117% and 139% respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 44.3% and 51.2% of total revenue for the three months ended October 31, 2022 and 2021, respectively, and 45.9% and 53.4% of total revenue for the nine months ended October 31, 2022 and 2021, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.1% and 3.7% per month for the three months ended October 31, 2022 and 2021, respectively, and 3.4% and 3.9% per month for the nine months ended October 31, 2022 and 2021, respectively. We calculate our online average monthly churn by starting with the Online customer MRR as of the beginning of the applicable quarter (“Entry MRR”). We define Entry MRR as the recurring revenue run-rate of subscription agreements from all Online customers, including revenue from monthly subscribers that have not provided any indication that they intend to cancel their subscriptions. We then determine the MRR related to customers who canceled or downgraded their subscription during the applicable quarter (“Applicable Quarter MRR Churn”) and divide the Applicable Quarter MRR Churn by the applicable quarter Entry MRR to arrive at the MRR churn rate for Online Customers for the applicable quarter. We then divided that amount by three to calculate the online average monthly churn.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Phone, Meetings, Webinars, and Events and launched Zoom Contact Center, Zoom IQ for Sales, and Whiteboard. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also deliver Zoom Phone calling plans in more than 47 countries and territories as of October 31, 2022. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
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
In November 2022, we launched the beta releases of Zoom Mail and Calendar product offerings, which include both client experiences (Zoom Mail Client, Zoom Calendar Client) and service components (Zoom Mail Service, Zoom Calendar Service). Zoom Mail Client and Zoom Calendar Client can be used with third-party email and calendaring services from Microsoft or Google, or with Zoom Mail Service and Calendar Service. Zoom Mail Service and Zoom Calendar Service are

Zoom-hosted offerings targeted at customers with up to 50 employees and currently available in beta release in the United States and Canada.
International Expansion
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 30% and 33% of our total revenue for the three months ended October 31, 2022 and 2021, respectively, and 31% and 33% of our total revenue for the nine months ended October 31, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of October 31, 2022 and 2021, we had approximately 209,300 and 183,700 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 27% and 22% of total revenue for the three months ended October 31, 2022 and 2021, respectively, and 26% and 21% of total revenue for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and 2021, we had 3,286 and 2,507 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”) is a non-GAAP financial measures that is useful in evaluating our liquidity.
Free Cash Flow
We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We believe that FCF is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after investments in property and equipment, can be used for future growth. FCF is presented for supplemental informational purposes only and has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use this metric, may calculate this metric differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of the non-GAAP metric as a comparative measure.

The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$1,078,674	$1,395,870
Less: purchases of property and equipment	(75,568)	(111,816)
Free cash flow (non-GAAP)	$1,003,106	$1,284,054
Net cash used in investing activities	$(60,613)	$(2,367,098)
Net cash (used in) provided by financing activities	$(948,687)	$20,885

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
Other Expense, Net
Other expense, net consists primarily of interest income and net amortization of discount/premium on our marketable securities and effect of changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Revenue	$1,101,899	$1,050,756	$3,275,157	$3,028,488
Cost of revenue (1)	270,665	270,957	806,097	797,207
Gross profit	831,234	779,799	2,469,060	2,231,281
Operating expenses:
Research and development (1)	195,946	98,508	512,801	245,994
Sales and marketing (1)	427,747	293,698	1,191,004	810,544
General and administrative (1)	141,033	96,736	389,939	362,971
Total operating expenses	764,726	488,942	2,093,744	1,419,509
Income from operations	66,508	290,857	375,316	811,772
(Losses) gains on strategic investments, net	(6,898)	122,421	(78,014)	154,497
Other expense, net	(4,861)	(2,995)	(8,482)	(3,171)
Income before provision for income taxes	54,749	410,283	288,820	963,098
Provision for income taxes	6,396	69,900	81,059	78,100
Net income	$48,353	$340,383	$207,761	$884,998

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$41,449	$17,206	$109,776	$46,050
Research and development	83,202	27,879	208,654	71,615
Sales and marketing	125,144	54,220	329,100	156,888
General and administrative	53,020	15,496	120,163	41,359
Total stock-based compensation expense	$302,815	$114,801	$767,693	$315,912

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.6	25.8	24.6	26.3
Gross profit	75.4	74.2	75.4	73.7
Operating expenses:
Research and development	17.8	9.4	15.7	8.1
Sales and marketing	38.8	28.0	36.4	26.8
General and administrative	12.8	9.1	11.8	12.0
Total operating expenses	69.4	46.5	63.9	46.9
Income from operations	6.0	27.7	11.5	26.8
(Losses) gains on strategic investments, net	(0.6)	11.7	(2.4)	5.1
Other expense, net	(0.4)	(0.4)	(0.3)	(0.1)
Income before provision for income taxes	5.0	39.0	8.8	31.8
Provision for income taxes	0.6	6.7	2.5	2.6
Net income	4.4%	32.3%	6.3%	29.2%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Revenue	$1,101,899	$1,050,756	4.9%
Revenue for the three months ended October 31, 2022 increased by $51.1 million, or 4.9%, compared to the three months ended October 31, 2021. The increase in revenue was due to a 20% increase in revenue from subscription services provided to Enterprise customers, of which 74% and 26% were from existing and new customers, respectively. This increase was partially offset by a 9% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Cost of revenue	$270,665	$270,957	(0.1)%
Gross profit	831,234	779,799	6.6%
Gross margin	75.4%	74.2%
Cost of revenue for the three months ended October 31, 2022 decreased by $0.3 million, or 0.1%, compared to the three months ended October 31, 2021. The decrease was primarily due to a decrease of $48.0 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization offset by an increase of $35.9 million in personnel-related expenses, which includes an increase of $24.2 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase of $6.6 million related to subscription to software-based services.
Gross margin increased to 75.4% for the three months ended October 31, 2022 from 74.2% for the three months ended October 31, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Research and development	$195,946	$98,508	98.9%
Research and development expense for the three months ended October 31, 2022 increased by $97.4 million, or 98.9%, compared to the three months ended October 31, 2021. The increase was primarily due to higher personnel-related expenses of $92.8 million, which includes a $55.3 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs.

Sales and Marketing

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Sales and marketing	$427,747	$293,698	45.6%
Sales and marketing expense for the three months ended October 31, 2022 increased by $134.0 million, or 45.6%, compared to the three months ended October 31, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $107.6 million, mainly driven by additional headcount and expanded equity programs, which includes a $70.9 million increase in stock-based compensation expense and a $20.8 million increase in amortization of deferred contract acquisition costs driven by our increase in revenue. The remaining increase was primarily due to an increase of $15.6 million in marketing and sales event-related costs, mainly due to an increase in social media programs and international marketing.
General and Administrative

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
General and administrative	$141,033	$96,736	45.8%
General and administrative expense for the three months ended October 31, 2022 increased by $44.3 million, or 45.8%, compared to the three months ended October 31, 2021. The increase in general and administrative expense was primarily due to an increase of $47.8 million in personnel-related expenses, which includes a $37.5 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs.
(Losses) Gains on Strategic Investments, Net

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(6,898)	$122,421	(105.6)%
Losses on strategic investments, net recognized during the three months ended October 31, 2022 was mainly driven by $7.5 million unrealized losses recognized on our publicly traded equity securities, while gains on strategic investments, net, of $122.4 million recognized during the three months ended October 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities.
Other Expense, Net

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Other expense, net	$(4,861)	$(2,995)	62.3%
Other expense, net for the three months ended October 31, 2022 increased by $1.9 million, or 62.3%, compared to the three months ended October 31, 2021. The increase was primarily due to a loss of $16.4 million related to changes in foreign currency exchange rates, partially offset by $7.6 million net accretion on our investments in marketable securities and $6.9 million interest income earned from our investments in marketable securities.

Provision for Income Taxes

	Three Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Provision for income taxes	$6,396	$69,900	(90.8)%
Provision for income taxes for the three months ended October 31, 2022 decreased by $63.5 million, or 90.8%, compared to the three months ended October 31, 2021. The change was due primarily to the foreign-derived intangible income deduction for the three months ended October 31, 2022.
Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Revenue	$3,275,157	$3,028,488	8.1%
Revenue for the nine months ended October 31, 2022 increased by $246.7 million, or 8.1%, compared to the nine months ended October 31, 2021. The increase in revenue was due to a 26% increase in revenue from subscription services provided to Enterprise customers, of which 84% and 16% were from existing and new customers, respectively. This increase was partially offset by a 7% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Cost of revenue	$806,097	$797,207	1.1%
Gross profit	$2,469,060	$2,231,281	10.7%
Gross margin	75.4%	73.7%
Cost of revenue for the nine months ended October 31, 2022 increased by $8.9 million, or 1.1%, compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $98.6 million in personnel-related expenses, which includes an increase of $63.7 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, an increase of $25.0 million related to subscription to software-based services and an increase in allocated overhead of $5.8 million, partially offset by a decrease of $125.8 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization.
Gross margin increased to 75.4% for the nine months ended October 31, 2022 from 73.7% for the nine months ended October 31, 2021. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Research and development	$512,801	$245,994	108.5%
Research and development expense for the nine months ended October 31, 2022 increased by $266.8 million, or 108.5%, compared to the nine months ended October 31, 2021. The increase was primarily due to higher personnel-related expenses of $248.4 million, which includes a $137.0 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase in allocated overhead of $15.6 million.

Sales and Marketing

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Sales and marketing	$1,191,004	$810,544	46.9%
Sales and marketing expense for the nine months ended October 31, 2022 increased by $380.5 million, or 46.9%, compared to the nine months ended October 31, 2021. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $285.7 million, mainly driven by additional headcount and expanded equity programs, which includes a $172.2 million increase in stock-based compensation expense and a $60.9 million increase in amortization of deferred contract acquisition costs. The remaining increase was primarily due to an increase of $68.6 million in marketing and sales event-related costs, mainly due to an increase in digital and social media programs, and an increase in allocated overhead of $9.7 million.
General and Administrative

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
General and administrative	$389,939	$362,971	7.4%
General and administrative expense for the nine months ended October 31, 2022 increased by $27.0 million, or 7.4%, compared to the nine months ended October 31, 2021. The increase in general and administrative expense was primarily due to an increase of $113.6 million in personnel-related expenses, which includes a $78.8 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs offset by a decrease of $71.1 million in prior year litigation settlement expense, net of amounts estimated to be covered by insurance, and a decrease of $9.2 million related to the settlement of a contingent liability for sales and other indirect tax in the current period.
(Losses) Gains on Strategic Investments, Net

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(78,014)	$154,497	(150.5)%
Losses on strategic investments, net recognized during the nine months ended October 31, 2022 was mainly driven by $76.4 million unrealized losses recognized on our publicly traded equity securities, while gains on strategic investments, net, of $154.5 million recognized during the nine months ended October 31, 2021 was driven by unrealized gains recognized on our publicly traded equity securities.
Other Expense, Net

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Other expense, net	$(8,482)	$(3,171)	167.5%
Other expense, net for the nine months ended October 31, 2022 increased by $5.3 million, or 167.5%, compared to the nine months ended October 31, 2021. The increase was primarily attributable to a loss of $29.2 million related to changes in foreign currency exchange rates, partially offset by $14.1 million net accretion on our investments in marketable securities and $9.8 million interest income earned from our investments in marketable securities.

Provision for Income Taxes

	Nine Months Ended October 31,
	2022	2021	% Change

	(in thousands)
Provision for income taxes	$81,059	$78,100	3.8%
Provision for income taxes for the nine months ended October 31, 2022 increased by $3.0 million, or 3.8%, compared to the nine months ended October 31, 2021. The change was due primarily to tax shortfalls on stock-based compensation and other compensation-related permanent differences as of October 31, 2022 compared to tax windfalls on stock-based compensation and the full valuation allowance on the U.S. deferred tax assets as of October 31, 2021, which was released in the fourth quarter of fiscal year 2022.
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.2 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$1,078,674	$1,395,870
Net cash used in investing activities	$(60,613)	$(2,367,098)
Net cash (used in) provided by financing activities	$(948,687)	$20,885
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

Net cash provided by operating activities was $1,078.7 million for the nine months ended October 31, 2022, compared to $1,395.9 million for the nine months ended October 31, 2021. The decrease in operating cash flow was due to a decrease in net income of $677.2 million and the negative impact from changes in operating assets and liabilities of $452.2 million, offset by an increase in non-cash adjustments of $812.2 million, which is primarily a result of higher stock-based compensation expense, higher losses on strategic investments, net, and higher deferred contract acquisition cost amortization due to an increase in capitalized commissions as we continue to grow and expand our customer base.
Investing Activities
Net cash used in investing activities of $60.6 million for the nine months ended October 31, 2022 was primarily due to net maturities of marketable securities of $210.8 million, offset by the cash paid for acquisition, net of cash acquired, of $120.6 million, purchases of strategic investments of $65.1 million, purchases of property and equipment of $75.6 million and purchases of intangible assets of $10.6 million.
Net cash used in investing activities of $2,367.1 million for the nine months ended October 31, 2021 was primarily due to net purchases of marketable securities of $2,117.2 million, purchases of strategic investments of $126.3 million, and purchases of property and equipment of $111.8 million, and purchases of intangible assets of $9.6 million.
Financing Activities
Net cash used in financing activities of $948.7 million for the nine months ended October 31, 2022 was primarily due to cash paid for repurchases of common stock of $990.8 million offset by proceeds from issuance of common stock under our ESPP of $34.6 million.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the nine months ended October 31, 2022 and 2021, 20.3% and 22.7% of our revenue, respectively and 11.3% and 15.0% of our expenses, respectively were denominated in currencies other then the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,096.2 million and marketable securities of $4,068.8 million as of October 31, 2022. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2022 and 2021.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue growth rate has declined and we expect our revenue growth rate to generally decline in future periods.
We have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has declined and we expect our revenue growth rate to generally decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, slowing demand for our platform, especially as the impact of the COVID-19 pandemic tapers, particularly as users return to work or school or are otherwise no longer subject to limitations on in-person meetings, a slower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Declines in our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On February 6, 2020, the court denied requests for rehearing of the original decision, and the deadline for petitions requesting the Supreme Court to review the decision has passed without the filing of any such petitions. On February 19, 2020, the FCC released a public notice asking for comment on the three issues the court required it to reexamine. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending and could be reversed by the current FCC once Democrats gain control. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations sought a rehearing with the full court of appeal, and on April 20, 2022 it declined to rehear the case. The appellants did not appeal to the U.S. Supreme Court. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For instance, a temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal information. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, our customers, or us may lead to public disclosures, which may lead to widespread negative publicity. In addition, while more than half of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development personnel in China, which has exposed and could continue to expose us to governmental and regulatory as well as market and media scrutiny regarding the actual or perceived integrity of our platform or data security and privacy features.
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
Since our founding in 2011, we have experienced rapid growth. For example, our headcount has grown from 6,269 full-time employees as of October 31, 2021, to 8,422 full-time employees as of October 31, 2022, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating a rapidly growing employee base in various countries around the world. For example, a significant number of our employees were hired in the last two years and have never been to one of our office locations. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.
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
Our platform addresses the communications needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 31% and 33% of our revenue for the nine months ended October 31, 2022 and 2021, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. For example, if we are not able to satisfy certain government- and industry-specific requirements, we may experience service outages or other adverse consequences which would impair our ability to expand further into certain markets. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2022 and 2021, 20.3% and 22.7% of our revenue, respectively, and 11.3% and 15.0% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the quarter ended October 31, 2022, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We also expect that there will continue to be new or amended laws, regulations, industry standards, guidance and contractual obligations concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU, and the United Kingdom (U.K.) implemented the U.K. GDPR. The GDPR and the U.K. GDPR impose more stringent data protection requirements and provide greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation (including cases brought by consumer protection organizations), restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. Additionally, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, in August 2021, China adopted the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain. We also target customers in Asia and have operations in Japan and Singapore, and may be subject to new and emerging privacy, data protection, and information security regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.
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
States have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (the “CPRA”) becomes fully operative and will apply to personal information of business representatives and employees and establish a new regulatory agency to implement and enforce the law. Aspects of the CCPA and CPRA, and their interpretation and enforcement remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
The Children’s Online Privacy Protection Act (“COPPA”) is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. In addition, the GDPR prohibits certain processing of the personal information of children under the age of 13-16 (depending on the country) without parental consent. Additionally, the U.K.’s Information Commissioner’s Office recently enacted the Age-Appropriate Design Code ("Children’s Code"), which imposes various obligations relating to the processing of children's data. Moreover, in September 2022, the California Governor signed into law the California Age-Appropriate Design Code Act, which takes effect July 1, 2024, and which is intended to protect the wellbeing, data, and privacy of children using online platforms. If we fail to accurately anticipate the application, interpretation, or legislative expansion of COPPA, HIPAA, GDPR, Children's Code, and CCPA, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
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
As described above, the FCC could reinstate its prior network neutrality regulations or adopt new regulations. See Part 1A – Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers and hosts to switch to our competitors, or to cancel their subscriptions to our platform. Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.

There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. Further, on October 3, 2022, the U.S. Supreme Court agreed to hear a case to determine whether Google should be liable for damages because YouTube’s suggestion algorithm promoted radical Islamic videos that incited a terrorist attack in France. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review, and on September 21, 2022, Florida requested that the Supreme Court review the case. On September 16, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13. The conflict between the decisions on the two laws increases the likelihood that the Supreme Court will review these statutes. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2022, the holders of our outstanding Class B common stock held 65.5% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 58.0% of such voting power in the aggregate. As of October 31, 2022, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.7% of our outstanding capital stock but controlled approximately 31.6% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended October 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
August 1 – 31, 2022	1,586,224	$95.13	1,586,224	$423,161
September 1 – 30, 2022	3,006,150	$77.83	3,006,150	$189,201
October 1 – 31, 2022	2,363,155	$76.16	2,363,155	$9,222
Total	6,955,529	$81.21	6,955,529

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
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	S-1/A	333-230444	3.4	April 8, 2019
10.1	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder	10-Q	001-38865	10.2	August 24, 2022
10.2*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan, as amended
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: November 23, 2022	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2022	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)