Form 10-K
period 2023-01-31
Zoom Video Communications, Inc.
filed 2023-03-03
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 29, 2022 as reported by the Nasdaq Global Select Market on such date was approximately $26.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 17, 2023, the number of shares of the registrant’s Class A common stock outstanding was 247,166,587 and the number of shares of the registrant’s Class B common stock outstanding was 46,669,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2023.

Auditor Name: KPMG LLP Auditor Location: San Francisco, California Auditor Firm ID: 185

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications and collaboration platform; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic recovery and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to operate our business and effectively manage our scale under evolving macroeconomic conditions, such as high inflation, recessionary or uncertain environments and fluctuations in foreign currency exchange rates; our ability to become the ubiquitous platform for communications and collaboration; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
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
•Our business depends on our ability to attract new customers, retain and upsell additional products and new product categories to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers, renewals, or upgrades would harm our business.
•Our revenue growth rate has fluctuated in prior periods, and may decline in future periods.
•Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
•We operate in competitive markets, and we must continue to compete effectively. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. In addition, as we introduce new products and services to our platform, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
•Our business may be significantly affected by changes in the economy, including any resulting effect on consumer or business spending.
•As we increase sales to large organizations, our sales cycles could lengthen, and we could experience greater deployment challenges.
•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
•We have incurred net losses in the past and there are no assurances we will be able to maintain or increase profitability in the future.
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

PART I
Item 1. BUSINESS
Overview
Our mission is to make communications frictionless and secure.
Zoom enables people to connect to others, share ideas, make plans, and build toward a future limited only by their imagination. Our frictionless communications and collaboration platform started with video as its foundation, and we have set the standard for innovation ever since. That is why Zoom is an intuitive, scalable, and secure choice for large enterprises, small businesses, and individuals alike. We provide a unified communications and collaboration platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure meetings, phone, chat, content sharing and more. Our Developer Platform enables customers, developers, and service providers to easily build apps and integrations on top of Zoom’s industry-leading video communications and collaboration platform, with opportunities for global discovery and distribution. Our virtual and hybrid event solutions allow users to seamlessly create and manage engaging events.
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
A cornerstone of our platform is Zoom Meetings, around which we provide a full suite of products and features designed to give users an easy, reliable, and innovative unified communications experience. Users comprise both hosts, who organize video meetings, and individual attendees, who participate in those video meetings. In 2019, we launched Zoom Phone, a cloud-based PBX system, creating a unique unified communications and collaboration platform. Many customers also choose to implement Zoom Rooms, our software-based conference room system, which enables users to easily experience Zoom Meetings in their physical meeting spaces.
We continue to invest resources to enhance the capabilities of our platform. For example, during fiscal year 2023 we announced Zoom Contact Center, an omnichannel contact center solution that is optimized for video and integrated right into the same Zoom experience as well as Zoom Whiteboard, a persistent whiteboard tool for team collaboration in and outside of meetings and Zoom IQ for Sales, a conversation intelligence software for Zoom Meetings, which provides sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences. As of February 2023, Zoom Mail and Calendar are generally available, which include both client experiences (Zoom Mail Client, Zoom Calendar Client) and service components (Zoom Mail Service, Zoom Calendar Service). Lastly, we launched Zoom Virtual Agent, an AI-powered chatbot that understands customer questions and provides accurate answers quickly.
The happiness we bring is recognized by customers. Zoom has consistently high scores across customer review sites, including Gartner Peer Insights, TrustRadius, and G2 Crowd, including being recognized as a 2022 Gartner Peer Insights Customers’ Choice for Meeting Solutions as well as for Zoom Rooms and Zoom Video Webinars and a TrustRadius Top Rated Web Conferencing Software award along with nine other recognitions. Industry analysts also recognize our market leadership: Gartner has named Zoom a leader in the Magic Quadrant for UCaaS for the third year in a row. Frost & Sullivan recognized Zoom with its 2022 North American Virtual Care Customer Value Leadership Award as well as its 2022 Global SMB Customer Experience Customer Value Leadership Award. In 2022, we were also recognized as a leader in two IDC MarketScapes for Collaboration Tools in Education (North America and Worldwide). In addition, IDC recognized Zoom as a leader in the 2022 APAC Team Collaboration and Videoconferencing MarketScape. Zoom also received Leader recognition in two Aragon Research Globes: Unified Communications and Collaboration as well as Video Conferencing. We also received Aragon’s Innovation Award for Video Conferencing for the third year in a row (2020, 2021 and 2022). Zoom was also named to Fortune’s 2023 Most Admired Companies list for the second year in a row, and Fast Company’s 2022 Next Big Things in Tech list highlighted Zoom Events.
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
•Expand within existing customers. As organizations experience our platform and become familiar with its benefits, more teams and departments within these organizations adopt Zoom. Our platform may begin in a line of business and then organically expand across departments. This “land and expand” model has led to some of our largest deployments. Customers are also purchasing services for webinars, room solutions, phone, and contact center for a complete and integrated set of communications services.
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of communication and collaboration technologies. We strive to deliver the best experience to our users by dedicating a portion of engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base.
•Drive international expansion. With users, offices, and data centers strategically located around the world, we are poised to reach new customers globally. Our platform is intuitively designed such that localization requirements are minimal. For example, our platform works without intensive translation requirements with only a few language adjustments to our user interface and support systems.
•Grow our developer ecosystem and continue to expand our platform. Through the Zoom Developer Platform, we enable customers and their developers to build their own solutions with our underlying platform technology, seamlessly embed our UC platform into their own offerings, and integrate their applications across Zoom products using our extensive library of application program interfaces (“APIs”) and selection of software development kits (“SDKs”). Our app marketplace further extends the value and adoption of Zoom with our customers through the development and distribution of apps and integrations. We continue to partner with video conferencing hardware and peripheral providers, and with software providers, including Palo Alto Networks, Zendesk, and Box.
Our Platform
We provide a unified communications and collaboration platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure meetings, phone, chat, content sharing and more. Our core products are grouped under the following categories: Zoom One, Zoom Spaces, Zoom Events, Zoom Contact Center, Zoom AI, and Zoom Developers.

Zoom One
Zoom Meetings
Zoom Meetings provides HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support up to 1,000 video participants in a single meeting. Conversations can be one to one, one to many, or many to many. Zoom Meetings feature 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrate with tools created by companies such as Atlassian, Box, Dropbox, Google, LinkedIn, Microsoft, Salesforce, ServiceNow, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile device or tablet throughout their business day.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants. Zoom’s E2EE uses the same 256-bit AES GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants. Additionally, a customer managed key (“CMK”) service allows organizations to provide and manage their own encryption keys for certain customer content stored at rest in the Zoom Cloud. The organization needs to manage the keys in the Amazon Web Services Key Management Service. This allows for encryption of applicable content stored in the Zoom Cloud using the keys that the organization controls.
Translated captions help to remove language barriers, connect people, and promote inclusivity in meetings and webinars. Captions are currently available between English and the following eleven languages: Chinese Mandarin – Simplified (beta), Dutch, French, German, Italian, Japanese (beta), Korean (beta), Portuguese, Russian, Spanish, and Ukrainian.
Zoom Phone
Zoom Phone is a cloud phone system for businesses that provides powerful private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). Available stand-alone, or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom. As of the fiscal year ended January 31, 2023, Zoom Phone provided native PSTN connectivity in more than 45 countries and territories.
Zoom Phone also supports Premises Peering and Cloud Peering, which provide customers with the flexibility to keep their current PSTN service providers by redirecting existing third-party voice circuits to the Zoom Phone cloud. Hybrid connectivity is also supported, allowing customers to mix native Zoom Phone calling plans and third-party voice circuits. This unique capability allows customers to enjoy all of the benefits and features of Zoom Phone while keeping their existing service provider contracts, phone numbers, and calling rates with their preferred carrier of record.
Zoom Phone Provider Exchange makes it easier for customers to choose their preferred PSTN provider partners, providing an improved way to connect with cloud peering partners, promote the discovery of new providers, and enable self-service of phone numbers from your selected partner. As of January 31, 2023, there are more than 90 countries and territories included in the Provider Exchange program.
Zoom Team Chat
Zoom Team Chat, which is included in Zoom One and Zoom Phone plans, enables organizations and teams to communicate and collaborate in groups, channels, or 1-1s and to stay connected by instantly sharing messages, images, files, and other content across desktop, laptop, tablet, and mobile devices. With Zoom Team Chat, users can easily invite people outside their organization to a chat conversation, and quickly switch from a chat to a phone call or video meeting during a conversation. Zoom Team Chat also features content storage for users who want discoverability and the ability to review their conversations or shared files. There are dozens of Zoom Team Chat compatible applications available in the Zoom App Marketplace that provide notifications and improved workflow for other enterprise systems.
Zoom Mail and Calendar
Zoom Mail and Calendar includes both client experiences (Zoom Mail Client, Zoom Calendar Client) and service components (Zoom Mail Service, Zoom Calendar Service). Zoom Mail Client and Zoom Calendar Client can be used with third-party email and calendaring services from Microsoft or Google, or with Zoom Mail Service and Calendar Service. Zoom Mail Service and Zoom Calendar Service are Zoom-hosted offerings targeted at customers with up to 50 employees. Both the Client and Service offerings are generally available as of February 2023.
Zoom Whiteboard
Zoom Whiteboard is an interactive canvas, allowing teams to collaborate and brainstorm through the use of templates, drag and drop shapes and objects, text, diagramming tools, and integrations with third party services. Zoom Whiteboard is a persistent collaboration tool that works across Zoom Meetings, Zoom Team Chat, Zoom Rooms for Touch, Zoom desktop and mobile apps, and web browsers. Whiteboards can be shared with internal and external participants.

Zoom Spaces
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room – from executive offices, huddle rooms, training rooms, to broadcast studios – into a collaboration space that is easy to use, simple to deploy, and low-effort to manage. Designed to increase workforce collaboration across in-room and virtual participants, Zoom Rooms brings one-click to join meetings, wireless multi-sharing, interactive whiteboarding, intuitive room controls and other features to the Zoom Meeting experience.
Zoom Rooms includes Scheduling Display to simplify the room booking experience, and Digital Signage to share images, video, and URL content that can be managed remotely by role-based admins for multiple displays on the network. Zoom Rooms Kiosk mode enables virtual receptionists and the ability to display content and custom messages to match the environment and purpose.
Workspace Reservation
Zoom Workspace Reservation is a service that enables the management of physical spaces with tools for customers to reserve and manage their workspace utilization by connecting users to workspaces. It enhances and streamlines hotdesking and hoteling experiences and can provide recommendations for a workspace location or time to reserve. Users can reserve a work location time and duration in advance or on-demand by selecting a location on a floor plan. Administrators can learn more about the utilization of their workspaces to support planning and optimization of their locations.
Zoom Events
Zoom Events
Zoom Events provide businesses with a virtual event management solution powered by the Zoom platform. Zoom Events enable users to manage and host all types of internal and external virtual events, from small interactive sessions to multi-day and multi-track events like conferences or consumer events. This includes the ability to create a “hub” where all of a business’ events can be listed with corresponding information about each event. It also enables event hosts to provide ticketing and registration for attendees, and the ability to track these activities. OnZoom is a prosumer-focused virtual event platform and marketplace for Zoom users to create, host, and monetize online events. OnZoom is an extension of Zoom’s unified communications and collaboration platform with robust monetization (ticketing and fundraising) and simpler event management capabilities. OnZoom is currently offered as a public beta for United States (“U.S.”) users to host and attend online events.
Zoom Sessions
Zoom Sessions became available in January 2023, allowing customers to use the signature features of Zoom Events for a single-session event, including branded registration and event pages, live polling, surveys and chat, advanced reporting and the ability to organize upcoming and past events in one place.
Zoom Webinars
Zoom Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom Webinars scale up to 50,000 people, including up to 1,000 interactive video panelists. With webinars, hosts have control over the video viewing experience and attendees join to listen, learn and interact using chat, Q&A, live polling and more. Our powerful third-party integrations help users maximize usage of their webinars and expand capabilities with paid registration, marketing automation, lead nurturing, and learning management.
Zoom Contact Center
Zoom Contact Center
Zoom Contact Center helps businesses deliver prompt, accurate and highly personalized customer experience. Zoom Contact Center is an omnichannel contact center solution that is optimized for video and is integrated right into the Zoom client.
Zoom Virtual Agent
Zoom Virtual Agent is an intelligent conversational AI and chatbot solution that uses natural language processing and machine learning to accurately understand and instantly resolve issues for customers. It became available in January, 2023.

Zoom AI
Zoom IQ for Sales
Zoom IQ for Sales is conversation intelligence software for Zoom Meetings and Zoom Phone, which provides sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences by merging call analytics with CRM data.
Zoom Developers
Zoom Developer Platform
The Zoom Developer Platform enables developers, platform integrators, service providers, and customers to easily build apps and integrations that use Zoom’s video-based communications solutions across video, phone, chat, or integrate Zoom’s core technology into their products and services, with opportunities for co-marketing, discovery and distribution. Our developer platform also allows Zoom customers to administer their accounts including managing app requests and provisioning, as well as optimizing account usage with access to dashboards and usage metrics. With our SDKs, APIs, webhooks and extensive developer resources, Zoom, third-party developers, and partners build applications that integrate our platform with other globally in-demand applications, platforms, websites, and services. Our customers also have access to tools and resources to develop private applications that integrate Zoom and Zoom technology into their workflows and systems.
Zoom App Marketplace
Our App Marketplace brings together integrations built by Zoom and third-party developers, making it easy for developers to publish their apps and for customers to enhance their Zoom experience with new functionalities. The App Marketplace features third-party integrations of Zoom into best of breed apps, Zoom Apps (third-party apps integrated into the Zoom experience) and SDK apps, including apps built by ISV program partners using our Meeting SDK. Key integrations include Google Workspace, Calendly, Slack, Microsoft Teams, Salesforce, Otter.ai, Hubspot, Asana, Kahoot! and Miro.
Zoom Apps
Zoom Apps combine users' favorite apps with the power of video communications by allowing users to access them directly in Zoom Meetings. Users can enrich their Zoom experience with a variety of apps that cover many use cases — including whiteboarding, project management, note-taking, gaming, and more. Zoom Essential Apps, launched January 2023, provides access to a curated list of apps at no cost for 1 year after app activation for Zoom One Pro, Business and Business Plus users to enhance their Zoom experience such as through visual agendas, automated tools to keep meetings on track and interactive activities to add energy and fun to meetings .
Our Technology and Infrastructure
Our unique technology and infrastructure enable best-in-class reliability, scalability, and performance. We designed our communications and collaboration platform to address the most difficult component of communications: video. Video requires intense computing resources for encoding, decoding, multiplexing, and synchronization, as well as higher bandwidth and network performance, to a much higher degree than other forms of communication like voice, chat, and content sharing. Our architecture separates video content processing from the transporting and mixing of streams. We allocate video content processing to intelligent agents that reside on client devices and dynamically encode and decode based upon the performance of client technology, network performance, and bandwidth. We leverage a next-generation multimedia router that operates on commodity hardware and a globally distributed cloud infrastructure to determine the optimal data centers to host a meeting and an optimal set of paths to connect the participants.
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, nonprofit/not for profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2023.
Sales
Our sales model combines our viral demand generation and our free Zoom Meetings plan with a sales approach optimized for the size of each customer opportunity. Our direct sales force includes our field sales representatives as well as our inside sales team, and it is organized by customer subscription size, region, and vertical. Our channel team coordinates the activities of resellers and strategic partners to build a strong ecosystem that broadens our reach. Our online channel supports high-volume, high-velocity, self-service sales.

Marketing
Our marketing team’s primary objective is to create preference for our brand by leveraging our viral growth, enhancing brand perception, and engaging our users with virtual events, content, social media, and customer advisory councils. We complement our viral growth with targeted online and out-of-home advertising. We shifted our events strategy from in-person to online and then to hybrid as the world came out the pandemic, including hosting Zoomtopia, our annual user conference, as hybrid experience featuring both in person and virtual events to tens of thousands of attendees.
Research and Development
We drive our business with constant innovation. We have research and development presence in China, India, Singapore and the United States, which we believe is a strategic advantage for us, allowing us to invest more in increasing our product capabilities in an efficient manner with a “follow the sun” strategy.
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

Human Capital
As of January 31, 2023, we had 8,484 full-time employees. Of these employees, 4,588 are in the United States and 3,896 are in our international locations. None of our U.S. employees are represented by a labor union. Employees in one of our non-U.S. subsidiaries have the benefit of a collective bargaining agreement and are represented by a workers’ council. We have not experienced interruptions of operations or any work stoppages due to labor disagreements.
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
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Zoom was prominently featured in the computer software category on Fortune’s ‘Most Admired Companies’ list. Additionally, it was named to the Variety500, an award that recognizes the most influential business leaders shaping the industry. Zoom was also named to Newsweek’s “America's Greatest Workplaces 2023 for Diversity” list.
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
Over the past several years, we conducted a comprehensive employee survey with regular follow-ups and engaged in peer research to make thoughtful decisions on how to move forward in an evolving world of work. Two priorities were immediately clear: keeping our employees safe and supporting them through a meaningful employee experience. We believe maintaining a flexible working environment for our employees is a key priority. We offer three “workstyles” for our employees (in-person, remote and hybrid) and will be allow most employees to choose their own workstyle.
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

Risks Related to Our Business and Our Industry
Our business depends on our ability to attract new customers, retain and upsell additional products and new product categories to existing customers, and upgrade free hosts to our paid offerings. Any decline in new customers, renewals, or upgrades would harm our business.
Our business depends upon our ability to attract new customers, and maintain and expand our relationships with our existing customers, including upselling additional products and new product categories to our existing customers and upgrading hosts to a paid Zoom Meeting plan. A host is any user of our unified communications and collaboration platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.”
Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of their Zoom Meeting plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer or host no longer having a need for our products, including any new customers or hosts that have subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use after the impact of the pandemic have tapered, a reduction in customer information technology spending budgets, or a consolidation of spending budgets on our competitors' platforms, during periods of high inflation or recessionary or uncertain economic environments or the perception that competitive products provide better, more secure, or less expensive options. In addition, some customers downgrade their Zoom Meeting plan or do not renew their subscriptions. Furthermore, as a result of the increased usage of our platform during the COVID-19 pandemic, our customer base has shifted largely from businesses and enterprises to a mix of businesses, enterprises, and consumers. This shift in mix could result in higher non-renewal rates than we have experienced in the past. We must continually add new customers and hosts to grow our business beyond our current user base and to replace customers and hosts who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
We encourage customers to purchase additional products and encourage hosts to upgrade to our paid offerings by recommending additional features and through in-product prompts and notifications. Additionally, we seek to expand within organizations by adding new hosts, having workplaces purchase additional products, or expanding the use of our platform into other teams and departments within an organization. At the same time, we encourage hosts that subscribe to our free Zoom

Meeting plan to upgrade to a paid Zoom Meeting plan. However, a majority of these hosts, including those that initially subscribed to our free plan during the COVID-19 pandemic as a result of shelter-in-place and work-from-home mandates, may never upgrade to a paid Zoom Meeting plan. If we fail to upsell our customers or upgrade hosts of our free Zoom Meeting plan to paid subscriptions or expand the number of paid hosts within organizations, our business would be harmed.
In addition, our user growth rate may slow or decline in the future as our market penetration rates increase. If we are not able to continue to expand our user base, our revenue may grow more slowly than expected or decline. While we continue to add paid users to our customer base, we expect our user growth rate to continue to slow or decline during the COVID-19 pandemic recovery, particularly as users return to work or school or are otherwise no longer subject to limitations on in-person meetings.
Our revenue growth rate has fluctuated in prior periods, and may decline in future periods.
Our revenue growth has fluctuated in prior periods. We have previously experienced periods of significant revenue growth. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate over the past year has stabilized but there are no assurances we will be able to sustain or increase it in future periods, and our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as high inflation, recessionary or uncertain environments and fluctuating foreign currency exchange rates, slowing demand for our platform, especially during the COVID-19 pandemic recovery, which has led to users returning to work or school or are otherwise no longer being subject to limitations on in-person meetings, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business, as well as Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, local administrative actions, changes to legal or permitting requirements, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers and hosts to terminate their subscriptions and adversely affect our ability to attract new customers and hosts. Our ability to attract and retain customers and hosts depends on our ability to provide customers and hosts with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our unified communications and collaboration platform because of its reliability and performance. We plan to continue our practice of opening new data centers throughout the world to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers. In addition, to meet short-term capacity needs, we may need to rely increasingly on public cloud providers, including Amazon Web Services and Oracle Cloud, which may result in higher variable costs, harming our business, financial condition, and operating results.
We do not control, or in some cases have limited control over, the operation of the co-located data center facilities we use, and they are vulnerable to damage or interruption from human error; intentional bad acts; earthquakes; floods; fires; hurricanes; war; terrorist attacks; power losses; hardware failures; systems failures; telecommunications failures; disease, such as the COVID-19 pandemic; and other public health related measures, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services and our disaster recovery planning may not account for all eventualities. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at the facilities would harm our business.
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
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services into our platform, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which, as we build out our offering, may result in increased competition against companies that offer similar services, such as Five9, Inc., Genesys and NICE inContact, and new competitors that may enter that market in the future. As we continue to build out our platform, we may face increased competition against companies that offer similar services and new competitors that may enter that market in the future. During the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
Our results have fluctuated and may in the future fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations have fluctuated and may in the future fluctuate significantly, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, during fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic, a significant portion of which was attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity, including higher variable costs to the extent we have had to rely on public cloud providers rather than our own data centers. Fluctuation in our results may negatively impact the value of our securities. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:
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
•lawsuits, regulatory actions or investigations; legislator scrutiny; or negative publicity arising from actual, alleged, or perceived privacy violations or issues or security vulnerabilities, incidents, or breaches;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•changes in laws and regulations that impact our business;
•any large indemnification payments to our users or other third parties;
•the timing of expenses related to any future acquisitions; and
•general economic and market conditions.
Our business may be significantly affected by changes in the economy, including any resulting effect on consumer or business spending.
Our business may be affected by changes in the economy, such as high inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and global impacts, including the Russian invasion of Ukraine and the United States' ongoing trade disputes with China and other countries. Some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers.
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
We generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of communications and collaboration technologies in general, and our platform in particular, is critical to our future growth and success. If the communications and collaboration technologies market fails to grow, or grows more slowly than we currently anticipate, demand for our platform could be negatively affected.
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
•a reduction in customer information technology spending budgets, or a consolidation of spending budgets on our competitors' platforms, during periods of high inflation or recessionary or uncertain economic environments;
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
We have incurred net losses in the past and there are no assurances we will be able to maintain or increase profitability in the future.
We have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds to expand our direct sales force and marketing efforts to attract new customers and hosts and to develop and enhance our products and for general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, addressing security and privacy issues, and expanding into new geographical markets. To the extent we are successful in increasing our user base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers and hosts are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses, which may result in decreased profitability. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. While free users continue to be a meaningful portion of the user base, we have directed marketing programs focused on converting free users to paid subscriptions. Some of these new hosts using our platform on a free Basic account have upgraded to a paid Zoom Meeting plan but the remainder have not and may never do so. If we are unable to increase or sustain our profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not increase or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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

On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending and could be reversed by the current FCC after Democrats gain control. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. The appeal of that decision and a petition for rehearing were denied in January and April 2022, respectively. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive data, including data of ours, our customers, and our users, the data which includes personal information, customer and user content, health-related data, intellectual property, trade secrets, business plans, and financial information. We and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Security incidents have occurred in the past and may occur in the future, resulting in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of confidential, proprietary, and sensitive information.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to confidential, proprietary, or sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
If our security measures are compromised, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our services or software or third-party software, or obtain unauthorized access to or compromise our systems.
In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications and collaboration platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced during the COVID-19 pandemic. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. Given the nature of our business and operations, our products and services will inevitably contain vulnerabilities or critical security defects that have not been identified or remediated and cannot be disclosed without compromising security. We have identified vulnerabilities in our products and services in the past, and we expect that we will continue to identify vulnerabilities in the future. We cannot be certain that we will be able to address any vulnerabilities in our software products and services that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities.
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
Actual or perceived security compromises experienced in our industry or by our competitors, our customers, a third party upon whom we rely, or us could cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand could lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with, our platform. For example, during the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our larger customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users will be impaired and our business will be harmed.

We believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications and collaboration platform, rather than just one distinct product. For example, if users view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform that connects people through video, voice, chat and content sharing, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including any delays or interruptions in service due to capacity constraints stemming from increased usage or of our privacy or security features, or of the providers of communication and collaboration technologies generally, could adversely affect our reputation and our ability to attract and retain hosts. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
We cannot assure you that we will successfully manage our growth.
Since our founding in 2011, our employee headcount, both in the United States and internationally, has increased significantly over time. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating our employee base in various countries around the world. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth effectively.
In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. In February 2023, we commenced certain restructuring actions (the “Restructuring Plan”), designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.
Although we believe that the Restructuring Plan will reduce operating costs and improve operating margins, we cannot guarantee that the Restructuring Plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. As a result of these actions, we will incur additional charges in the near term, including those related to employee transition, severance payments, employee benefits, and stock-based compensation. Additional risks associated with the continuing impact of the Restructuring Plan include employee attrition beyond our intended reduction in force and adverse effects on employee morale (which may also be further exacerbated by actual or perceived declining value of equity awards), diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our restructuring efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.
In addition, our historical rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all, which may be exacerbated by our recent restructuring actions and any similar future actions. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we may experience employee turnover as a result of our recent restructuring actions. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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

In addition, as our stock price has fluctuated since our initial public offering (“IPO”), employees joining us at different times could have significant disparities in proceeds from sales of our equity in the public markets, which could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business. Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees, and could contribute to increased turnover or difficulties in hiring.
We have significant and expanding operations outside the United States, which may subject us to increased business, regulatory and economic risks that could harm our business.
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 30%, 33%, and 31% of our total revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences that would impair our ability to operate in or to expand further into certain markets. For example, the Chinese government has at times turned off our service in China without warning and requested that we take certain steps prior to restoring our service, such as designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
Operating internationally subjects us to new risks and increases risks that we currently face, including risks associated with:
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
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States and the practical enforcement of such intellectual property rights outside of the United States;
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
•changes in diplomatic and trade relationships, including the continuing deterioration in diplomatic relations between the United States and China and the continuing war between Russia and Ukraine, which can and has resulted in the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;
•generally longer payment cycles and greater difficulty in collecting accounts receivable, a risk that may increase as a result of recent macroeconomic conditions, such as high inflation, recessionary environments, and fluctuations in foreign currency exchange rates, weighing on our customers' ability to pay for our service on a timely basis;
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
As described above, following Russia’s military invasion of Ukraine in February 2022, the United States, European Union, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. In addition, legal requirements in the United States and other countries may come into conflict with each other making it challenging or impossible to comply with both countries’ legal requirements simultaneously. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions.
Geopolitical tension between the United States and China, or between other countries and China, may intensify and lead to increased scrutiny of our business operations in China.
We have a significant number of employees, primarily engineers, in China, where personnel costs are less expensive than in many other geographies. The number or proportion of our employees in China has fluctuated in the past and may fluctuate in the future due to a number of factors, including macroeconomic changes and internal restructuring. Geopolitical and national security tensions between the United States and China, or between other countries and China, have in the past, currently are and could in the future lead to increased scrutiny of our business operations in China.
In June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took relating to videoconference commemorations of the crackdown on the 1989 Tiananmen Square democracy protests. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.

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
Increased user demand for support, may result in increased costs that may harm our results of operations. For example, during the COVID-19 pandemic we saw surging demand requiring us to allocate additional resources to support our expanded user base, including many hosts and customers who are using our platform for the first time. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient support that meets our customers and hosts’ needs globally at scale. As the number of our users has grown significantly, it has put additional pressure on our support organization. If we are unable to provide efficient user support globally at scale or if we need to hire additional support personnel, our business may be harmed. Our new customer and host signups are highly dependent on our business reputation and on recommendations from our existing customers and hosts. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support for our customers and hosts, would harm our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we have become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2023, 2022, and 2021, 20.0%, 22.6%, and 20.2% of our revenue, respectively, and 10.8%, 16.8%, and 11.9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the year ended

January 31, 2023, our total revenue was lower than anticipated in part due to the strengthening of the U.S dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities and other government contractors are subject to a number of additional challenges and risks.
We expect to continue selling our products and services to U.S. federal and state and foreign governmental agency customers, which may occur through sales to other companies that re-sell our services to government customers and/or through direct sales to government entities. While we are a U.S. Federal Risk and Authorization Management Program (“FedRAMP”) authorized SaaS service, selling to government entities and other government contractors present a number of unique challenges and risk including the following:
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
Our current platform, as well as products, features, and functionality that we may introduce in the future, may not be widely accepted by our customers and hosts or may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our platform, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in excess tax benefits of stock-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; the applicability of withholding taxes; and effects from acquisitions.
The provision for taxes on our consolidated financial statements could also be impacted by changes in accounting principles; changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act); other fundamental changes in tax law currently being considered by many countries; and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. The mandatory capitalization requirement increased our cash tax liabilities but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. There is a possibility that Congress will defer, repeal, or otherwise modify this requirement in future periods. Absent a change in legislation, we expect it will have a material impact on our cash flows beginning the current fiscal year ending January 31, 2023.
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
During fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities or to adapt and respond to inflationary factors affecting our business or future economic recession. The changes the COVID-19 pandemic fostered on the way companies operate, including the shifts to remote and hybrid work have limited our ability to forecast revenue, costs, and expenses due to the uncertainty around how companies choose to operate in the future, including the impacts of a remote and hybrid workplace. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, financial information Our data processing activities may subject us to numerous privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.
For example, in June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to videoconference commemorations of the crackdown on the 1989 Tiananmen Square democracy protests. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. In addition, effective October 1, 2019, Nevada amended its existing Security of Personal Information Law (“SPI Law”) to now require, among other things, that businesses provide an online mechanism or toll-free phone number to intake requests from consumers to opt out of the sale of their personal information. Virginia, Colorado, Utah and Connecticut have similarly enacted comprehensive privacy, data protection and information security laws, that emulate the CCPA and CPRA in many respects and have taken or will take effect in 2023. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern related to privacy, data protection, and information security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We also target customers in Asia and have operations in Japan and Singapore, and may be subject to new and emerging privacy, data protection, and information security regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Furthermore, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA and CPRA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children’s data, including by requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). In particular, COPPA is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications and collaboration services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. If we fail to accurately anticipate the application, interpretation, or legislative expansion of applicable privacy, data protection, and information security laws, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
Individuals are increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising. Third-party platforms have introduced (or plan to introduce) measures to provide users with more privacy controls over targeted advertising activities, and regulators (including in the EEA/UK) are heavily scrutinizing the use of technologies used to deliver such advertisements. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising or other purposes. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.

Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising or other types of tracking. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, and information security privacy, data protection, and information security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to privacy, data protection, and information security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy, data protection, and information security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers in potential violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted voluntary self-disclosures regarding our compliance with U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, since March 2022, we have submitted certain reports to BIS detailing the findings from a review of our compliance with certain U.S. export control laws and regulations.
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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. Further, on October 3, 2022, the U.S. Supreme Court agreed to hear a case to determine whether Google should be liable for damages because YouTube’s suggestion algorithm promoted radical Islamic videos that incited a terrorist attack in France. A decision in that case is expected by the end of June 2023. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
The FCC has proposed to revise its rules requiring reporting of breaches of private customer information, known as CPNI. If adopted, the proposed rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected. The proposed rules also would require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies.
The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and is considering proposed rules that would ban those companies from selling previously-authorized equipment or could prohibit use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from companies on the Covered List, we could be required to find new sources for similar equipment or replace existing equipment entirely.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review, and on September 21, 2022, Florida requested that the Supreme Court review the case. On September 16, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. The parties opposing the Texas law requested that the Supreme Court review the case on December 15, 2022. The conflict between the decisions on the two laws increases the likelihood that the Supreme Court will review these statutes. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights; third parties may challenge our proprietary right; our pending and future patent, trademark, and copyright applications may not be approved; and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how, and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.
We have incorporated, and may in the future incorporate, third-party open source software in our technologies. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users who use, distribute or make available across a network software and services that include open source software to offer aspects of the technology that incorporates the open source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose our source code that incorporates or is a modification of such licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business.
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

The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. For example, in connection with the COVID-19 pandemic recovery and recent changes in macroeconomic conditions such as high inflation, recessionary or uncertain environments and fluctuations in our currency exchange rates have caused uncertainty in our business and as a result, the trading price of our Class A common stock has significantly decreased along with the broader market. There are no assurances that the trading price of our Class A common stock will continue at this level for any period of time. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2023, the holders of our outstanding Class B common stock held 65.4% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.9% of such voting power in the aggregate. As of January 31, 2023, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.7% of our outstanding capital stock but controlled approximately 31.6% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Market opportunity estimates and growth forecasts for the markets in which we compete, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every organization covered by our market opportunity estimates will necessarily buy video communications and collaboration platforms, and some or many of those organizations may choose to continue using legacy communication methods or point solutions offered by our competitors. It is impossible to build every product feature that every customer or host wants, and our competitors may develop and offer features that our platform does not provide. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenue for us. Even if the markets in which we compete meet the size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. If any of these risks materializes, it could harm our business and prospects.
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
We also face risks related to health epidemics, such as the COVID-19 pandemic, which impacted virtually every country in the world. An outbreak of a contagious disease, and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees. While we have seen increased usage of our service globally, a significant portion of such increase is attributable to free Basic accounts, which do not generate any revenue. We cannot make any assurances that we will experience an increase in paid hosts or that new or existing users will continue to utilize our services at the same levels during the COVID-19 pandemic recovery. Furthermore, such increased usage by free Basic account users during this time has required and will continue to require us to expand our network capacity which will increase our operating costs.
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
Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We recently published our ESG Report for fiscal year 2022, which describes, among other things, the measurement of our greenhouse gas emissions in 2021 and our efforts to reduce emissions. In addition, our ESG Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, certain of our offices have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California, where we lease approximately 103,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain additional offices in the United States and internationally in APAC and EMEA.
Item 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 - “Commitment and Contingencies” in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings,” which is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ZM.”
Holders of Record
As of January 31, 2023, we had 56 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from April 18, 2019 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2023 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on April 18, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 18, 2019 of $62.00 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Indexed TSR
$800
$700
$600
$500
$400
$300
$200
$100
$—
$100
$176
$123
$121
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
April-21
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
ZM
RUT
IXCO

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended January 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
November 1 - 30, 2022	—	$—	—	$9,222
December 1 – 31, 2022	126,407	$72.98	126,407	$—
January 1 – 31, 2023	—	$—	—	$—
Total	126,407	$72.98	126,407	—

(1) In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which was completed in December 2022. See Note 10 "Stockholders’ Equity and Equity Incentive Plans" of this Annual Report on Form 10-K for additional information related to share repurchases.

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
Overview
Our mission is to make communications frictionless and secure.
Zoom enables people to connect to others, share ideas, make plans, and build toward a future limited only by their imagination. Our frictionless communications and collaboration platform started with video as its foundation, and we have set the standard for innovation ever since. That is why Zoom is an intuitive, scalable, and secure choice for large enterprises, small businesses, and individuals alike. We provide a unified communications and collaboration platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure meetings, phone, chat, content sharing and more. Our Developer Platform enables customers, developers, and service providers to easily build apps and integrations on top of Zoom’s industry-leading video communications and collaboration platform, with opportunities for global discovery and distribution. Our virtual and hybrid event solutions allow users to seamlessly create and manage engaging events.
We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 28 co-located data centers worldwide and the public cloud in conjunction with our proprietary adaptive rate codec enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our unified communications and collaboration platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Events, Zoom Contact Center and Zoom IQ for Sales. A host is any user of our unified communications and collaboration platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Zoom One Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom One bundles: Zoom One Pro, Business, Business Plus, Enterprise, and Enterprise Plus. The Zoom One bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard and Mail and Calendar as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare and Government which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.

For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in four specific markets (Australia/New Zealand, Japan, United Kingdom/Ireland and United States/Canada). In addition, we introduced the Global Select plan in August 2020, which allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.
Our revenue was $4,393.0 million, $4,099.9 million, and $2,651.4 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively, representing period-over-period growth rate of 7% and 55% for fiscal year 2023 and fiscal year 2022, respectively. We had net income of $103.7 million, $1,375.6 million, and $672.3 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Net cash provided by operating activities was $1,290.3 million, $1,605.3 million, and $1,471.2 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
Macroeconomic Conditions and other Factors
Recent changes in macroeconomic conditions such as high inflation, recessionary and uncertain environments, and fluctuations in foreign currency exchange rates, have and may continue to cause uncertainty in our business. For the year ended January 31, 2023, we experienced continued growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions, including high inflation and continued uncertainty regarding the current and future political and economic environment, have and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, for the year ended January 31, 2023, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a $69.1 million negative impact on revenue for the year ended January 31, 2023.
During the onset of the COVID-19 pandemic, many organizations resorted to mandating employees to work from home, which resulted in these organizations seeking out video communication solutions like ours to keep employees as productive as possible, even while working from home. There is no assurance that we will experience an increase in paid hosts or that new or existing users will continue to utilize our service after the COVID-19 pandemic has tapered globally. As reported in prior periods we experienced significant revenue growth. This revenue growth has declined and we expect our revenue growth to generally decline as compared to prior periods. Many factors may contribute to declines in our growth rate, among other things, higher market penetration, increased competition, slowing demand for our platform from the tapering of the COVID-19 pandemic, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
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
In addition the global impacts of the Russian invasion of Ukraine, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities remain highly uncertain. The Russia-Ukraine war impacted our EMEA revenue for the year ended January 31, 2023. Our customers in Russia, Belarus, and Ukraine represented less than 1% of our net assets and total consolidated revenue as of the year ended January 31, 2023. If the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
We are continuously monitoring the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. On February 7, 2023, as a result of the economic environment, we announced a restructuring plan intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The restructuring plan includes a reduction of our current workforce by approximately 15%.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom for Home, Rooms at each office location, Developer Platform solutions, Spaces, Events, Contact Center and IQ for Sales. In order for us to address this opportunity to expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 54.8%, 47.6% and 45.6% of total revenue for the year ending January 31, 2023, 2022 and 2021, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 115%, 130%, and 152% as of January 31, 2023, 2022 and 2021, respectively.
Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 45.2%, 52.4%, and 54.4% of total revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.4%, 3.9%, and 4.9% per month for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of January 31, 2023, 2022 and 2021 the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 72.0%, 59.0% and 10.0% respectively.
We calculate our online average monthly churn by starting with the Online customer MRR as of the beginning of the applicable quarter (“Entry MRR”). We define Entry MRR as the recurring revenue run-rate of subscription agreements from all Online customers except for subscriptions that we recorded as churn in a previous quarter based on the customers' earlier indication to us of their intention to cancel that subscription. We then determine the MRR related to customers who canceled or downgraded their subscription or notified us of that intention during the applicable quarter (“Applicable Quarter MRR Churn”) and divide the Applicable Quarter MRR Churn by the applicable quarter Entry MRR to arrive at the MRR churn rate for Online Customers for the applicable quarter. We then divided that amount by three to calculate the online average monthly churn.

Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Zoom Meetings, Zoom Webinars, and Zoom Events and launched Zoom Contact Center, Zoom Virtual Agent, Zoom IQ for sales, Zoom Whiteboard and Zoom Mail and Calendar. We addressed new work-from-home realities with the introduction of Zoom for Home, a solution designed for the home office that combines Zoom software enhancements with compatible hardware. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of January 31, 2023. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications and collaboration. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 200 participants as well as on Zoom Phone. Zoom’s E2EE uses the same AES-256-GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host, or originating caller in the case of Zoom Phone, as opposed to Zoom's servers, generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants or call recipient.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 30%, 33%, and 31% of our total revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. The decrease in revenue from the rest of the world in the fiscal year ended January 31, 2023 was due to the impact of the strengthening of the U.S dollar along with macroeconomic conditions in the EMEA region. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of January 31, 2023, 2022, and 2021, we had approximately 213,000, 191,000, and 141,100 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 27%, 22%, and 20% of total revenue for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, 2022, and 2021, we had 3,471, 2,725, and 1,644 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that free cash flow (“FCF”) is a non-GAAP financial measure that is useful in evaluating our liquidity.
Free Cash Flow

We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We believe that FCF is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after investments in property and equipment, can be used for future growth. FCF is presented for supplemental informational purposes only and has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use this metrics, may calculate t metrics differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of these non-GAAP metrics as a comparative measure.
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$1,290,262	$1,605,266	$1,471,177
Less: purchases of property and equipment	(103,826)	(132,590)	(79,972)
Free cash flow (non-GAAP)	$1,186,436	$1,472,676	$1,391,205
Net cash used in investing activities	$(318,322)	$(2,859,097)	$(1,562,420)
Net cash (used in) provided by financing activities	$(936,942)	$34,068	$2,050,277

Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our unified communications and collaboration platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our unified communications and collaboration platform. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term which can include a free period discount.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications and collaboration platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead.
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

General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance and legal organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; certain indirect taxes; litigation settlements; corporate security and regulatory expenses; and allocated overhead.
(Losses) gains on Strategic Investments, Net
(Losses) gains on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
Other Income (Expense), Net
Other income (expense) income, net consists primarily of interest income and net accretion on our marketable securities and effect of changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Revenue	$4,392,960	$4,099,864	$2,651,368
Cost of revenue (1)	1,100,451	1,054,554	821,989
Gross profit	3,292,509	3,045,310	1,829,379
Operating expenses:
Research and development (1)	774,059	362,990	164,080
Sales and marketing (1)	1,696,590	1,135,959	684,904
General and administrative (1)	576,431	482,770	320,547
Total operating expenses	3,047,080	1,981,719	1,169,531
Income from operations	245,429	1,063,591	659,848
(Losses) gains on strategic investments, net	(37,571)	43,761	2,538
Other income (expense), net	41,418	(5,720)	15,648
Income before provision (benefits) for income taxes	249,276	1,101,632	678,034
Provision (benefits) for income taxes	145,565	(274,007)	5,718
Net income	$103,711	$1,375,639	$672,316

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$174,546	$69,612	$34,960
Research and development	361,720	113,000	50,161
Sales and marketing	532,371	229,297	146,377
General and administrative	217,115	65,378	44,320
Total stock-based compensation expense	$1,285,752	$477,287	$275,818

	Year Ended January 31,
	2023	2022	2021

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.1%	25.7%	31.0%
Gross profit	74.9%	74.3%	69.0%
Operating expenses:
Research and development	17.6%	8.9%	6.2%
Sales and marketing	38.6%	27.7%	25.8%
General and administrative	13.1%	11.8%	12.1%
Total operating expenses	69.3%	48.4%	44.1%
Income from operations	5.6%	25.9%	24.9%
(Losses) gains on strategic investments, net	(0.9)%	1.1%	0.1%
Other income (expense), net	1.0%	(0.1)%	0.6%
Income before provision (benefits) for income taxes	5.7%	26.9%	25.6%
Provision (benefits) for income taxes	3.3%	(6.7)%	0.2%
Net income	2.4%	33.6%	25.4%

Comparison of Fiscal Years Ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$4,392,960	$4,099,864	$293,096	7.1%
Revenue for the fiscal year ended January 31, 2023 increased by $293.1 million, or 7.1%, compared to the fiscal year ended January 31, 2022. The increase in revenue was due to a 23.6% increase in revenue from subscription services provided to Enterprise customers, of which 87.6% and 12.4% were from existing and new customers, respectively. This increase was partially offset by a 7.7% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,100,451	$1,054,554	$45,897	4.4%
Gross profit	3,292,509	3,045,310	247,199	8.1%
Gross margin	74.9%	74.3%
Cost of revenue for the fiscal year ended January 31, 2023 increased by $45.9 million, or 4.4%, compared to the fiscal year ended January 31, 2022. The increase was primarily due to an increase of $147.9 million in personnel-related expenses, which includes an increase of $104.9 million in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, an increase of $29.8 million  related to subscription to software-based services, and an increase in allocated overhead of $8.7 million, partially offset by a decrease of $144.6 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization.
Gross margin increased to 74.9% for the fiscal year ended January 31, 2023 from 74.3% for the fiscal year ended January 31, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity; in addition, during the current fiscal year, we reinstated the 40-minute time limit for meetings with more than two endpoints from our free Basic accounts for more than 125,000 K-12 school domains worldwide, which was temporarily lifted at the onset of the COVID-19 pandemic. These cost-saving measures were partially offset by the impact from higher stock-based compensation expense.
Operating Expenses
Research and Development

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Research and development	$774,059	$362,990	$411,069	113.2%
Research and development expense for the fiscal year ended January 31, 2023 increased by $411.1 million, or 113.2%, compared to the fiscal year ended January 31, 2022. The increase was primarily due to higher personnel-related expenses of $388.4 million, which includes a $248.7 million increase in stock-based compensation expense, mainly driven by the increased headcount and expanded equity programs, and an increase of $139.7 million in non-stock based related personal costs due to a 67% increase in headcount. The remainder of the increase was primarily attributable to an increase of $21.6 million in allocated overhead expenses.

Sales and Marketing

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$1,696,590	$1,135,959	$560,631	49.4%
Sales and marketing expense for the fiscal year ended January 31, 2023 increased by $560.6 million, or 49.4%, compared to the fiscal year ended January 31, 2022. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $471.4 million, which includes an increase of $303.1 million in stock based compensation, mainly driven by additional headcount and expanded equity programs, and an increase of $82.1 million in amortization of deferred contract acquisition costs. The remaining increase was primarily due to an increase of $76.9 million in marketing and sales event-related costs mainly due to an increase in awareness, social media and digital programs, and an increase of $14.9 million in allocated overhead expenses.
General and Administrative

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$576,431	$482,770	$93,661	19.4%
General and administrative expense for the fiscal year ended January 31, 2023 increased by $93.7 million, or 19.4%, compared to the fiscal year ended January 31, 2022. The increase in general and administrative expense was primarily due to an increase of $193.2 million in personnel-related expenses, which includes a $151.7 million increase in stock-based compensation expense, mainly driven by additional headcount and expanded equity programs, and an increase of $11.4 million related to subscription to software-based services offset by a decrease of $71.1 million in litigation settlement expense, net of amounts estimated to be covered by insurance and a decrease of $24.1 million related to professional services composed primarily of legal and other consulting fees.
Gains on Strategic Investments, Net

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
(Losses) Gains on strategic investments, net	$(37,571)	$43,761	$81,332	(185.9)%
Losses on strategic investments, net recognized during the fiscal year ended January 31, 2023 were primarily driven by $36.8 million of unrealized losses recognized on our publicly traded equity securities, while gains on strategic investments, net recognized during the fiscal year ended January 31, 2022 were driven by $49.9 million of unrealized gains recognized on our privately held equity securities, partially offset by $6.2 million unrealized losses recognized on our publicly traded equity securities.
Other (Expense) Income, Net

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Other income (expense), net	$41,418	$(5,720)	$47,138	(824.1)%
Other income (expense), net for the fiscal year ended January 31, 2023 increased by $47.1 million, or 824.1%, compared to the fiscal year ended January 31, 2022. The increase was mainly driven by an increase of $45.6 million in investment yield.

Provision for (Benefit from) Income Taxes

	Year Ended January 31,
	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$145,565	$(274,007)	$419,572	(153.1)%
Provision for income taxes for the fiscal year ended January 31, 2023 was $145.6 million, compared to a benefit from income taxes of $274.0 million the fiscal year ended January 31, 2022. The change in income taxes was primarily due to tax shortfalls on stock-based compensation, non-deductible stock-based compensation expense, changes in the valuation allowance on certain state deferred tax assets, and other compensation-related permanent differences as of January 31, 2023, compared to tax windfalls on stock-based compensation and the valuation allowance release on the U.S. federal and state deferred tax assets during the fiscal year ended January 31, 2022. See Note 11 of the Notes to Consolidated Financial Statements for further information.
For a discussion of the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.4 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the recent changes in macroeconomic conditions such as high inflation, recessionary environments, and the fluctuations in foreign currency exchange rates, could impact the timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our material cash requirements from known contractual and other obligations primarily relate to our leases for office space and equipment, as well as non-cancelable purchase obligations. Expected timing of those payments are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$105,176	$25,886	$48,706	$22,580	$8,004
Non-cancelable purchase obligations	298,855	191,902	104,253	2,700	—
Total contractual obligations	$404,031	$217,788	$152,959	$25,280	$8,004
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. See the “Future minimum lease payments” table in Note 7 and “Non-cancelable Purchase Obligations” in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more details.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$1,290,262	$1,605,266	$1,471,177
Net cash used in investing activities	$(318,322)	$(2,859,097)	$(1,562,420)
Net cash (used in) provided by financing activities	$(936,942)	$34,068	$2,050,277
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
Net cash provided by operating activities was $1,290.3 million for the fiscal year ended January 31, 2023, compared to $1,605.3 million for the fiscal year ended January 31, 2022. The decrease in operating cash flow was mainly driven by higher income tax payments and lower increases in deferred revenue.
Investing Activities
Net cash used in investing activities of $318.3 million for the fiscal year ended January 31, 2023 was primarily due to cash paid for acquisition, net of cash acquired, of $120.6 million, purchases of property and equipment of $103.8 million, purchases of strategic investments of $69.1 million, net purchases of marketable securities of $13.9 million, and purchases of intangible assets of $11.3 million.
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
Financing Activities
Net cash used in financing activities of $936.9 million for the fiscal year ended January 31, 2023 was primarily due to cash paid for repurchases of common stock of $1.0 billion, offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $53.7 million and proceeds from the exercise of stock options of $8.6 million.
Net cash provided by financing activities of $34.1 million for the fiscal year ended January 31, 2022 was primarily due to proceeds from issuance of common stock pursuant to our ESPP of $59.3 million, proceeds from the exercise of stock options of $14.4 million, offset by proceeds from international employee stock sales remitted to employees and tax authorities of $40.0 million.
For a discussion of the fiscal year ended January 31, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Stock Repurchase Program
In February 2022, our board of directors authorized a stock repurchase program of up to $1.0 billion of our Class A common, which was completed in December 2022. See Note 10 "Stockholders’ Equity and Equity Incentive Plans" of this Annual Report on Form 10-K for additional information related to share repurchases.
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
Revenue Recognition
We derive our revenue primarily from subscription agreements with customers for access to our unified communications and collaboration platform and services. We also provide other services, which include professional services, consulting services, and online event hosting, which were immaterial to our consolidated financial statements. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term which can include a free period discount. We apply judgment during the identification of a contract to determine the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. Significant judgment is required in arriving at this estimated period of benefit. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
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
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. As of January 31, 2023, no impairment of goodwill has been identified.
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
The privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in enterprise value of our largest privately held equity securities held as of January 31, 2023 would not have had a material impact on the value of our investment portfolio.
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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in Australia, China, Europe and the United States. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the fiscal year ending January 31, 2023, 2022 and 2021, 20.0% , 22.6% and 20.2% of our revenue, respectively and 10.8%,

16.8% and 11.9% of our expenses, respectively were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2023, 2022, and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1.1 billion and marketable securities of $4.3 billion as of January 31, 2023. Cash and cash equivalents consist of bank deposits, money market funds and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2023, 2022, and 2021.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM VIDEO COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Video Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Video Communications, Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $4,393 million of revenue for the year ended January 31, 2023.

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

San Francisco, California
March 3, 2023

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,086,830	$1,062,820
Marketable securities	4,325,836	4,356,446
Accounts receivable, net of allowances of $33,206 and $24,696 as of January 31, 2023 and 2022, respectively	557,404	419,673
Deferred contract acquisition costs, current	223,250	199,266
Prepaid expenses and other current assets	163,092	145,602
Total current assets	6,356,412	6,183,807
Deferred contract acquisition costs, noncurrent	179,991	164,714
Property and equipment, net	252,821	222,354
Operating lease right-of-use assets	80,906	95,965
Strategic investments	398,992	367,814
Goodwill	122,641	27,607
Deferred tax assets	558,428	382,296
Other assets, noncurrent	177,874	106,761
Total assets	$8,128,065	$7,551,318
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,414	$7,841
Accrued expenses and other current liabilities	457,716	430,415
Deferred revenue, current	1,266,514	1,141,435
Total current liabilities	1,738,644	1,579,691
Deferred revenue, noncurrent	41,932	38,481
Operating lease liabilities, noncurrent	73,687	85,018
Other liabilities, noncurrent	67,195	68,110
Total liabilities	1,921,458	1,771,300
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of January 31, 2023 and 2022; zero shares issued and outstanding as of January 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2023 and 2022; 247,151,956 and 247,044,454 shares issued and outstanding as of January 31, 2023 and 2022, respectively; 300,000,000 Class B shares authorized as of January 31, 2023 and 2022; 46,670,894 and 51,993,351 shares issued and outstanding as of January 31, 2023 and 2022, respectively	294	299
Additional paid-in capital	4,104,880	3,749,514
Accumulated other comprehensive loss	(50,385)	(17,902)
Retained earnings	2,151,818	2,048,107
Total stockholders’ equity	6,206,607	5,780,018
Total liabilities and stockholders’ equity	$8,128,065	$7,551,318
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$4,392,960	$4,099,864	$2,651,368
Cost of revenue	1,100,451	1,054,554	821,989
Gross profit	3,292,509	3,045,310	1,829,379
Operating expenses:
Research and development	774,059	362,990	164,080
Sales and marketing	1,696,590	1,135,959	684,904
General and administrative	576,431	482,770	320,547
Total operating expenses	3,047,080	1,981,719	1,169,531
Income from operations	245,429	1,063,591	659,848
(Losses) gains on strategic investments, net	(37,571)	43,761	2,538
Other income (expense), net	41,418	(5,720)	15,648
Income before provision for (benefit from) income taxes	249,276	1,101,632	678,034
Provision for (benefit from) income taxes	145,565	(274,007)	5,718
Net income	103,711	1,375,639	672,316
Undistributed earnings attributable to participating securities	(7)	(582)	(789)
Net income attributable to common stockholders	$103,704	$1,375,057	$671,527
Net income per share attributable to common stockholders:
Basic	$0.35	$4.64	$2.37
Diluted	$0.34	$4.50	$2.25
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	296,560,501	296,334,894	283,853,654
Diluted	304,231,350	305,826,505	298,127,669
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net income	$103,711	$1,375,639	$672,316
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of tax effect of $9,834, $6,003, and $0 during the fiscal years ended January 31, 2023, 2022 and 2021, respectively	(32,483)	(18,741)	30
Comprehensive income	$71,228	$1,356,898	$672,346
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2020	278,731,143	$277	$832,705	$809	$152	$833,943
Issuance of common stock upon follow-on public offering, net of underwriting discounts and commissions and other offering costs	5,882,353	6	1,979,538	—	—	1,979,544
Issuance of common stock upon exercise of stock options	7,378,477	7	29,100	—	—	29,107
Issuance of common stock upon release of restricted stock units	633,697	1	—			1
Charitable donation of common stock	—	—	23,312	—	—	23,312
Issuance of common stock for employee stock purchase plan	923,553	1	38,432	—	—	38,433
Stock-based compensation expense	—	—	284,081	—	—	284,081
Other comprehensive income	—	—	—	30	—	30
Net income	—	—	—	—	672,316	672,316
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	2,881,485	4	14,806	—	—	14,810
Issuance of common stock upon release of restricted stock units	1,768,702	2	—	—	—	2
Issuance of common stock for employee stock purchase plan	838,395	1	59,330	—	—	59,331
Stock-based compensation expense	—	—	488,210	—	—	488,210
Other comprehensive income	—	—	—	(18,741)	—	(18,741)
Net income	—	—	—	—	1,375,639	1,375,639
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	1,299,758	1	8,814	—	—	8,815
Issuance of common stock upon release of restricted stock units	3,977,915	4	(4)	—	—	—
Repurchase of common stock	(11,170,907)	(11)	(999,992)	—	—	(1,000,003)
Issuance of common stock for employee stock purchase plan	678,279	1	53,709	—	—	53,710
Stock-based compensation expense	—	—	1,292,839	—	—	1,292,839
Other comprehensive loss	—	—	—	(32,483)	—	(32,483)
Net income	—	—	—	—	103,711	103,711
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$103,711	$1,375,639	$672,316
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,285,752	477,287	275,818
Deferred income taxes	(160,961)	(327,957)	—
Amortization of deferred contract acquisition costs	259,368	177,283	104,306
Losses (gains) on strategic investments, net	37,571	(43,761)	(2,538)
Depreciation and amortization	82,321	48,188	28,857
Provision for accounts receivable allowances	50,285	36,747	32,007
Non-cash operating lease cost	28,933	18,387	10,887
Charitable donation of common stock	—	—	23,312
Amortization of discount/premium on marketable securities	1,206	25,316	5,433
Other	14,913	4,591	927
Changes in operating assets and liabilities:
Accounts receivable	(231,845)	(159,183)	(219,039)
Prepaid expenses and other assets	(18,066)	(155,934)	(68,521)
Deferred contract acquisition costs	(298,629)	(247,371)	(307,068)
Accounts payable	11,611	(2,218)	3,481
Accrued expenses and other liabilities	20,530	101,369	251,654
Deferred revenue	127,401	293,887	665,724
Operating lease liabilities, net	(23,839)	(17,004)	(6,379)
Net cash provided by operating activities	1,290,262	1,605,266	1,471,177
Cash flows from investing activities:
Purchases of marketable securities	(2,849,121)	(4,434,749)	(2,056,470)
Maturities of marketable securities	2,835,196	1,733,043	580,795
Sales of marketable securities	—	296,867	36,897
Purchases of property and equipment	(103,826)	(132,590)	(79,972)
Purchases of strategic investments	(69,050)	(305,149)	(13,000)
Cash paid for acquisition, net of cash acquired	(120,553)	(3,501)	(26,486)
Purchases of intangible assets	(11,268)	(13,018)	(5,843)
Other	300	—	1,659
Net cash used in investing activities	(318,322)	(2,859,097)	(1,562,420)
Cash flows from financing activities:
Cash paid for repurchases of common stock	(1,000,003)	—	—
Proceeds from issuance of common stock for employee stock purchase plan	53,710	59,331	38,433
Proceeds from exercise of stock options	8,577	14,404	28,550
Proceeds from employee equity transactions to be remitted (remitted) to employees and tax authorities, net	774	(40,004)	4,088
Proceeds from follow-on public offering, net of underwriting discounts and commissions and other offering costs	—	—	1,979,206
Other	—	337	—
Net cash (used in) provided by financing activities	(936,942)	34,068	2,050,277
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,108)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,890	(1,219,763)	1,959,034
Cash, cash equivalents, and restricted cash—beginning of year	1,073,353	2,293,116	334,082
Cash, cash equivalents, and restricted cash—end of year	$1,100,243	$1,073,353	$2,293,116

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$309,084	$38,979	$3,181
Supplemental disclosures of non-cash investing and financing information
Purchase of equipment during the period included in accounts payable and accrued expenses	$11,946	$13,728	$34,514
Vesting of early exercised stock options	$238	$407	$558

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,086,830	$1,062,820	$2,240,303
Restricted cash, current included in prepaid expenses and other current assets	13,141	10,236	50,575
Restricted cash, noncurrent included in other assets, noncurrent	272	297	2,238
Total cash, cash equivalents, and restricted cash	$1,100,243	$1,073,353	$2,293,116
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) connect people through our platform of core unified communications and collaboration platform, which frictionlessly brings together video, phone, chat, and webinars, and enables meaningful experiences across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2023, for example, refer to the fiscal year ended January 31, 2023.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, stock-based compensation expense, the fair value of marketable securities, acquired intangible assets and goodwill, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could materially differ from those estimates.
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
No single customer accounted for more than 10% of accounts receivable at January 31, 2023 or 2022. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2023, 2022, or 2021.
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
As of January 31, 2023 and 2022, we had $13.1 million and $10.2 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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

Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of January 31, 2023	As of January 31, 2022
	(in thousands)

Accounts receivable, gross	$590,610	$444,369
Less: Allowance for credit losses	(24,900)	(17,000)
Less: Allowance for returns	(8,306)	(7,696)
Accounts receivable, net	$557,404	$419,673
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
For the fiscal year ended January 31, 2023, our assessment considered the recent changes in macroeconomic conditions such as inflation, recessionary and uncertain environments, and fluctuations in foreign currency exchange rates has on our estimates of credit and collectibility trends. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2023.

	January 31, 2023	January 31, 2022

	(in thousands)
Balance as of beginning of year	$17,000	$20,500
Provision for credit losses	45,211	32,587
Write-offs	(37,311)	(36,087)
Balance as of end of year	$24,900	$17,000
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
Strategic Investments
We hold strategic investments in publicly held equity securities and privately held debt and equity securities in which we do not have a controlling interest. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains on strategic investments, net in the consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through (losses) gains on strategic investments, net in the consolidated statements of operations.

If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting for such investments. Privately held equity securities that are accounted for under the equity method are measured at cost less any impairment, plus or minus our share of equity method investee income or loss, which is reported in (losses) gains on strategic investments, net in the consolidated statements of operations.
Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive (loss) income on the consolidated balance sheets.
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for indicators for impairment. As of January 31, 2023, we recognized an immaterial amount of impairment to our privately held debt and equity securities.
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
Software Development Costs
We capitalize certain development costs related to our unified communications and collaboration platform during the application development stage as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We have capitalized $18.0 million, $20.2 million, and $19.4 million of software development costs during the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2023, 2022, or 2021.
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
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2023 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination, such as domains and intellectual property addresses. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal year ended January 31, 2023.
Revenue Recognition
We derive our revenue primarily from subscription agreements with customers for access to our unified communications and collaboration platform and services. We also provide other services, which include professional services, consulting services, and online event hosting, which were immaterial to our consolidated financial statements. Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term which can include a free period discount. We determine revenue recognition through the following steps:
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
2.Identification of the performance obligations in the contract
Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. Promised services or products under which both of these two criteria are not met are recognized as a combined, single performance obligation. Our performance obligations primarily relate to access to our unified communications and collaboration platform, which consists of one or more software-based services. Our customers do not have the ability to take possession of our software, and through access to our platform, we provide a series of distinct software-based services that are satisfied over the term of the subscription.
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
Our unified communications and collaboration platform and related services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
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
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our unified communications and collaboration platform and related services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation.
Professional services are time-based arrangements and revenue is recognized as these services are performed. Fees for services represent less than 2% of total revenue during the periods presented.

Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our unified communications and collaboration platform and providing general operating support services to our customers. These costs are composed of co-located data center costs, third-party cloud hosting costs, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development costs and acquired intangible assets, royalty payments, and allocated overhead costs. Indirect overhead costs associated with corporate facilities and related depreciation, health care benefits, training, and other employee benefits are allocated to cost of revenue and operating expenses based on applicable headcount.
Research and Development
Research and development costs include personnel-related expenses associated with our engineering personnel and consultants responsible for the design, development, and testing of our unified communications and collaboration platform, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $64.7 million, $40.9 million, and $34.8 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
Stock-Based Compensation
Stock-based compensation expense related to stock awards (including stock options, RSUs, and ESPP) is measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period.
The fair value of each option and ESPP award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of assumptions, including the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.
The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date.
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
Net Income Per Share Attributable to Common Stockholders
We calculate our net income per share attributable to Class A and Class B common stock using the two-class method required for companies with participating securities. We consider our convertible preferred stock and unvested common stock, which includes early exercised stock options, to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of our declaration of a dividend for shares of common stock.
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
Revenue by geographical region can be found in the revenue recognition disclosures in Note 2 below. The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2023	2022

	(in thousands)
Americas	$189,486	$180,033
APAC	39,325	36,715
EMEA	24,010	5,606
Total property and equipment, net	$252,821	$222,354
Recent Adopted Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We early adopted ASU No. 2022-03 for the fiscal year ending January 31, 2023. Adoption of the ASU did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We early adopted ASU No. 2021-08 for the fiscal year ending January 31, 2023. Adoption of the ASU did not have a material impact on our consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2023		2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$3,054,172	70%	$2,734,241	67%	$1,831,694	69%
APAC	590,512	13	564,120	13	332,844	13
EMEA	748,276	17	801,503	20	486,830	18
Total	$4,392,960	100%	$4,099,864	100%	$2,651,368	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the consolidated balance sheets was $91.6 million and $59.7 million as of January 31, 2023 and 2022, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent on the consolidated balance sheets was immaterial as of January 31, 2023 and 2022.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2023, 2022, and 2021 that was included in deferred revenue at the beginning of each period was $1,140.7 million, $858.2 million, and $222.0 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2023, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,434.4 million, which consists of both billed consideration in the amount of $1,308.4 million and unbilled consideration in the amount of $2,126.0 million that we expect to recognize as revenue. We expect to recognize 56% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. We do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2023	2022

	(in thousands)
Beginning balance	$363,980	$293,892
Additions to deferred contract acquisition costs	298,629	247,371
Amortization of deferred contract acquisition costs	(259,368)	(177,283)
Ending balance	$403,241	$363,980
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$223,250	$199,266
Deferred contract acquisition costs, noncurrent	179,991	164,714
Total deferred contract acquisition costs	$403,241	$363,980

3.    Investments
Marketable Securities
As of January 31, 2023 and 2022, our marketable securities consisted of the following:

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$77,701	$—	$—	$77,701
Agency bonds	823,027	63	(12,440)	810,650
Corporate and other debt securities	555,354	385	(4,845)	550,894
U.S. government agency securities	2,910,572	150	(49,507)	2,861,215
Treasury bills	25,404	1	(29)	25,376
Marketable securities	$4,392,058	$599	$(66,821)	$4,325,836

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$28,723	$—	$—	$28,723
Agency bonds	632,935	2	(3,328)	629,609
Corporate and other debt securities	282,124	5	(1,202)	280,927
U.S. government agency securities	3,046,742	28	(19,261)	3,027,509
Treasury bills	389,826	—	(148)	389,678
Marketable securities	$4,380,350	$35	$(23,939)	$4,356,446
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $24.8 million and $23.3 million as of January 31, 2023 and 2022, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $42.0 million as of January 31, 2023 and were immaterial as of January 31, 2022. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive (loss) income for the fiscal years ended January 31, 2023, 2022, and 2021.

The following table presents the contractual maturities of our marketable securities as of January 31, 2023 and 2022:

	As of January 31,
	2023	2022

	(in thousands)
Less than one year	$2,743,677	$2,387,139
Due in one to five years	1,582,159	1,969,307
Total	$4,325,836	$4,356,446
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$171,975	$118,763	$93,854	$384,592
Debt securities	14,400	—	—	14,400
Strategic investments	$186,375	$118,763	$93,854	$398,992
Strategic investments by form and measurement category as of January 31, 2022 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$168,784	$91,399	$93,400	$353,583
Debt securities	14,231	—	—	14,231
Strategic investments	$183,015	$91,399	$93,400	$367,814
In the second quarter of fiscal year 2023, we made a strategic investment of $40.0 million for common shares in a private placement by a company in the B2B software and services travel space. We recorded an unrealized loss of $11.7 million related to this investment for the year ended January 31, 2023. As of January 31, 2023, the fair value of the investment was $28.3 million and our ownership interest represents less than 1% percent of the economic interest of the investee's outstanding capital stock.

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$310,571	$310,571	$—	$—
Cash equivalents	310,571	310,571	—	—
Commercial paper	77,701	—	77,701	—
Agency bonds	810,650	—	810,650	—
Corporate and other debt securities	550,894	—	550,894	—
U.S. government agency securities	2,861,215	—	2,861,215	—
Treasury bills	25,376	—	25,376	—
Marketable securities	4,325,836	—	4,325,836	—
Certificates of deposit included in other assets, noncurrent	272	—	272	—
Publicly held equity securities included in strategic investments	171,975	171,975	—	—
Privately held debt securities included in strategic investments	14,400	—	—	14,400
Total financial assets	$4,823,054	$482,546	$4,326,108	$14,400

	As of January 31, 2022
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$688,722	$688,722	$—	$—
Treasury bills	107,496	—	107,496	—
Corporate debt securities	749	—	749	—
Cash equivalents	796,967	688,722	108,245	—
Commercial paper	28,723	—	28,723	—
Agency bonds	629,609	—	629,609	—
Corporate and other debt securities	280,927	—	280,927	—
U.S. government agency securities	3,027,509	—	3,027,509	—
Treasury bills	389,678	—	389,678	—
Marketable securities	4,356,446	—	4,356,446	—
Certificates of deposit included in other assets, noncurrent	297	—	297	—
Publicly held equity securities included in strategic investments	168,784	168,784	—	—
Privately held debt securities included in strategic investments	14,231	—	—	14,231
Total financial assets	$5,336,725	$857,506	$4,464,988	$14,231
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
In allocating the purchase consideration, $95.0 million was attributed to goodwill, $26.7 million to intangible assets (consisting of $12.0 million to developed technology and $14.7 million to customer relationships), and $0.5 million to other net liabilities acquired. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes.
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the consolidated statements of operations and amortization expense of customer relationships is recorded within sales and marketing in the consolidated statements of operations. As of January 31, 2023, the developed technology and customer relationships both had a remaining useful life of 4.3 years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Solvvy, Inc., which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of the company have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.
6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2023	2022

	(in thousands)
Prepaid expenses	123,493	112,666
Restricted cash from international employee stock sales	13,141	10,236
Other	26,458	22,700
Prepaid expenses and other current assets	$163,092	$145,602
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2023	2022

	(in thousands)
Servers	$249,776	$185,491
Computer and office equipment	$48,325	$39,410
Software	84,082	59,153
Leasehold improvements	25,948	25,340
Furniture and fixtures	4,372	4,565
Property and equipment, gross	412,503	313,959
Less: accumulated depreciation and amortization	(159,682)	(91,605)
Property and equipment, net	$252,821	$222,354
Depreciation and amortization expense was $77.0 million, $47.5 million, and $28.4 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2023	2022

	(in thousands)
Accounts receivable, noncurrent	$92,031	$55,643
Prepaid expense, noncurrent	9,695	16,120
Indefinite-lived intangible assets	25,239	21,020
Intangible assets subject to amortization, net	31,420	2,972
Other	19,489	11,006
Other assets, noncurrent	$177,874	$106,761
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2023	2022

	(in thousands)
Accrued expenses	$160,189	$149,658
Accrued compensation and benefits	139,105	126,322
Income tax liabilities	46,441	56,968
Sales and other non-income tax liabilities	33,859	33,305
Customer deposit liabilities	33,640	20,884
Operating lease liabilities, current	22,790	20,697
Other	21,692	22,581
Accrued expenses and other current liabilities	$457,716	$430,415
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2023	2022

	(in thousands)
Sales and other non-income tax liabilities	$42,321	$53,916
Other	24,874	14,194
Other liabilities, noncurrent	$67,195	$68,110

7.    Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to six years. We also enter into equipment operating lease agreements related to our Hardware-as-a-Service (“HaaS”) offering. We elect to apply the lessor practical expedient per ASC 842 and account for HaaS with customers as a combined performance obligation with the right to access our unified communications and collaboration platform under ASC 606, Revenue from Contracts with Customers. HaaS was immaterial to our consolidated financial statements. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2023, 2022 and 2021 was $32.7 million, $22.8 million and $14.5 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2023, 2022 and 2021.
Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2023	2022
	(in thousands, except life and percentages)
Reported as:
Assets:
Operating lease right-of-use assets	$80,906	$95,965
Liabilities:
Accrued expenses and other current liabilities	$22,790	$20,697
Operating lease liabilities, noncurrent	73,687	85,018
Total operating lease liabilities	$96,477	$105,715

Weighted average remaining lease term	4.3 years	5.1 years
Weighted average discount rate	3.8%	4.0%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$27,120	$22,679	$13,717
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$13,857	$16,784	$39,918
As of January 31, 2023, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2023
(in thousands)
Year Ending January 31,
2024	$25,886
2025	27,165
2026	21,541
2027	14,119
2028	8,461
Thereafter	8,004
Total operating lease payments	$105,176
Less: imputed interest	(8,699)
Total operating lease liabilities	$96,477
8.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years:

	As of January 31,
	2023	2022
	(in thousands)
Balance, beginning of the year	$27,607	$24,340
Increase in goodwill related to business combinations	95,034	3,267
Balance, ending of the year	$122,641	$27,607
In the first half of the fiscal year ending January 31, 2023, we acquired Solvvy, Inc., and recorded $95.0 million of goodwill. See Note 5 for additional information related to the purchase of Solvvy, Inc.
Intangibles
The following table summarizes intangible assets with a finite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

	(in thousands)
Customer relationships	$14,700	$(2,078)	$12,622	$—	$—	$—
Technology	16,190	(3,752)	12,438	4,190	(1,218)	2,972
Assembled workforce	7,034	(674)	6,360	—	—	—
Total	$37,924	$(6,504)	$31,420	$4,190	$(1,218)	$2,972
Intangible asset amortization expense was $5.3 million for the year ended January 31, 2023 and less than $1.0 million for the years ended January 31, 2022 and 2021.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

As of January 31, 2023
(in thousands)
Year Ending January 31,
2024	7,934
2025	7,956
2026	7,446
2027	6,533
2028	1,551
Thereafter	—
Total amortization expense	31,420
The following table summarizes intangible assets with an indefinite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2023	2022
	(in thousands)
Domain and IP Addresses	$20,232	$17,020
Patents and Tradenames	5,007	4,000
Total	$25,239	$21,020
For the years ended January 31, 2023, 2022 and 2021, there were no intangible assets impairment losses.
9.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2023, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $191.9 million and non-cancelable purchase obligations with a term 12 months or longer of $107.0 million.
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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2023 and 2022, we recorded sales and other tax liabilities of $76.2 million and $87.2 million, respectively, of which $33.9 million and $33.3 million are included in accrued expenses and other current liabilities, respectively, and $42.3 million and $53.9 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.
Other Contingencies
In June 2020 we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took relating to videoconference commemorations of the crackdown on the 1989 Tiananmen Square democracy protests. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm.
Legal Proceedings
On April 7, 2020, and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint.
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
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 22, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order. On May 20, 2022, a third objector appealed the Court’s final approval order. On October 17, 2022, we, plaintiffs, and all three objector-appellants agreed to settle the appeals, and on December 16, 2022, the Court approved the settlements. On January 13, 2023, an appeal of the order approving the objector-appellant settlements was filed, which is still pending. On May 30, 2022, a new class action was filed against us in the NDCA raising privacy claims similar to those raised in the U.S. Privacy Class Actions on behalf of a putative class of users of Zoom who reside in Australia, New Zealand, Canada, and the United Kingdom and who are not members of the settlement class in the U.S. Privacy Class Actions. On July 12, 2022, we moved to dismiss this new class action and on February 14, 2023, the Court granted the motion to dismiss but allowed plaintiffs leave to amend. We believe this lawsuit is without merit, and we are vigorously defending ourselves against it. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standard must be met for among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
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
10.    Stockholders’ Equity and Equity Incentive Plans
Preferred Stock
In connection with the IPO in April 2019, our amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 with rights and preferences, including voting rights, designated from time to time by our board of directors. As of January 31, 2023 and 2022, there were no shares of convertible preferred stock issued and outstanding.
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
Upon the effectiveness of the amended and restated certificate of incorporation in November 2018, the number of shares of common stock that are authorized to be issued consisted of 320,000,000 shares of Class A common stock, $0.001 par value per share and 300,000,000 shares of Class B common stock, $0.001 par value per share. Class A and Class B common stock are collectively referred to as “common stock” throughout the notes to the consolidated financial statements, unless otherwise noted.

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
We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2023	2022
Stock options outstanding	4,800,616	6,195,205
RSUs outstanding	21,868,533	5,546,366
ESPP purchase rights outstanding	2,851,856	1,784,687
Remaining shares available for future issuance under the 2011 and 2019 plan	51,367,359	56,620,720
Remaining shares available for future issuance under the ESPP	11,930,797	10,685,867
Total shares of Class A common stock reserved	92,819,161	80,832,845

Stock Repurchase Plan
In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which was completed in December 2022. During the year ended January 31, 2023, we purchased and subsequently retired 11,170,907 shares of our Class A common stock for an aggregate amount of $1.0 billion.
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
In April 2019, we adopted the 2019 Plan, which became effective in connection with our IPO. Our 2019 Plan provides for the grant of stock options, stock appreciation rights, RSU awards, performance awards, and other forms of awards. The awards generally vest over four years. The plan administrator determines the term of stock options granted under the 2019 Plan, up to a maximum of 10 years. The maximum number of shares of our Class A common stock that may be issued under our 2019 Plan will not exceed 58,300,889 shares of our Class A common stock, which is the sum of (1) 34,000,000 new shares, plus (2) an additional number of shares not to exceed 24,300,889, consisting of (A) shares that remain available for the issuance of awards under our 2011 Plan as of immediately prior to the time our 2019 Plan becomes effective and (B) shares of Class B common stock subject to outstanding stock options or other stock awards granted under our 2011 Plan that, on or after the 2019 Plan became effective, terminate, or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan automatically increases on February 1 of each calendar year, starting on February 1, 2020 through February 1, 2029, in an amount equal to (i) 5% of the total number of shares of our common stock (both Class A and Class B) outstanding on January 31 of the fiscal year before the date of each automatic increase or (ii) a lesser number of shares determined by our board of directors prior to the applicable February 1.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Outstanding as of January 31, 2022	6,195,205	$8.08	6.0	$905,744
Exercised	(1,299,758)	$6.60		$121,539
Canceled/forfeited/expired	(94,831)	$21.11
Outstanding as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Vested and expected to vest as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Exercisable as of January 31, 2023	4,747,885	$7.77	4.9	$321,287
There were no options granted for the fiscal years ended January 31, 2023, 2022 and 2021. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $121.5 million, $843.0 million, and $1,786.7 million during the fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 0.3 years.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2022	5,546,366	$232.58
Granted	22,136,660	$93.20
Vested	(3,977,915)	$173.22
Forfeited	(1,836,578)	$148.82
Unvested as of January 31, 2023	21,868,533	$109.31
In October 2021, we added a feature that modified certain existing RSU awards to provide for a supplemental award based on certain future stock price criteria. The feature was subsequently modified in March and October 2022 to provide potential additional supplemental awards. The features and resulting modifications resulted in incremental stock-based compensation expense that is being recognized from the respective modification dates through the remaining requisite service period for each of the original awards. In November 2022, we cancelled one of the features related to a sub-population of the modified awards. As a result, the amount of the unrecognized compensation cost as calculated using a Monte Carlo valuation approach related to the cancelled awards of $207.7 million was recognized during the quarter ended January 31, 2023.
As of January 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $2,579.0 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 2.8 years.
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

Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2023, 2022, and 2021, 678,279, 838,395, and 923,553 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $72.7 million, which is expected to be recognized over a weighted-average period of 1.4 years.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2023	2022	2021
Expected term (years)	0.5 - 2.0	0.5 - 2.1	0.5 - 2.1
Expected volatility	57.6% - 64.6%	40.3% - 75.0%	40.3% - 75.0%
Risk-free interest rate	2.2% - 4.8%	0.0% - 2.5%	0.1% - 2.5%
Expected dividend yield	—	—	—
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$174,546	$69,612	$34,960
Research and development	361,720	113,000	50,161
Sales and marketing	532,371	229,297	146,377
General and administrative	217,115	65,378	44,320
Total stock-based compensation expense	1,285,752	477,287	275,818
Benefit from income taxes	(199,971)	(84,245)	—
Total stock-based compensation expense recorded to net income	$1,085,781	$393,042	$275,818

11.    Income Taxes
The components of the net income before the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Domestic	$196,224	$1,047,318	$663,909
Foreign	53,052	54,314	14,125
Total	$249,276	$1,101,632	$678,034
The provision for (benefit from) income taxes was as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$254,505	$69,853	$—
State	33,548	20,174	1,023
Foreign	18,473	12,027	3,933
Total current income tax expense	306,526	102,054	4,956
Deferred:
Federal	(173,941)	(293,704)	689
State	16,673	(82,561)	248
Foreign	(3,693)	204	(175)
Total deferred income tax expense	(160,961)	(376,061)	762
Total provision for (benefit from) income taxes	$145,565	$(274,007)	$5,718
The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands, except percentages)
Tax at federal statutory rate	$52,277	$231,350	$142,387
State taxes	13,666	24,840	636
Foreign rate differential	1,017	1,830	89
Non-deductible compensation	10,231	—	—
Stock-based compensation	124,631	(135,250)	(302,362)
Permanent Items	9,090	3,971	2,228
Foreign-derived intangible income deduction	(76,686)	(34,131)	—
Research and development credits	(38,127)	(42,973)	(3,170)
Tax uncertainties	2,296	244	(607)
Change in valuation allowance	39,288	(322,231)	165,869
Deferred rate change	2,014	—	—
Other	5,868	(1,658)	648
Total	$145,565	$(274,007)	$5,718
Effective tax rate	58.4%	(24.9)%	0.8%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2023 and 2022 are as follows:

	As of January 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,788	$21,558
Research and development credit carryforwards	12,792	9,985
Stock-based compensation	116,798	44,490
Accruals and reserves	39,758	14,475
Deferred revenue	303,167	260,322
Capitalized research expenditures	245,708	131,010
Operating lease liabilities	23,140	25,892
Total deferred tax assets	756,151	507,732
Valuation allowance	(53,570)	(12,605)
Total deferred tax assets net of valuation allowance	702,581	495,127

Deferred tax liabilities:
Property and equipment and intangible assets	(36,274)	(26,733)
Deferred contract acquisition costs	(89,839)	(62,814)
Operating right-of-use assets	(19,352)	(23,466)
Total deferred tax liabilities	(145,465)	(113,013)

Net deferred tax assets	$557,116	$382,114

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the year ended January 31, 2023, we continue to believe that it is more likely than not that the tax benefits of the U.K. net deferred tax assets may not be realized. Accordingly, we maintained a full valuation allowance against the tax benefits of these net deferred tax assets. Based on the available objective evidence during the year ended January 31, 2023, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature may not be realized prior to expiration. Accordingly, we have maintained a valuation allowance against these deferred tax assets. Based on the available objective evidence during the year ended January 31, 2023, we believe that it is more likely than not that the tax benefits of certain state net deferred tax assets may not be realized. Management applied significant judgement in assessing the positive and negative evidence available in the determination of the amount of certain state deferred tax assets that were more likely than not to be realized in the future. Accordingly, given our current earnings, anticipated future earnings, and continued accumulation of certain state tax credits, we have recorded a full valuation allowance against the tax benefits of these deferred tax assets. We intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of January 31, 2023, we had net operating loss carryforwards of approximately $22.9 million for federal income tax purposes, $26.9 million for state income tax purposes, which will begin to expire in the year 2033 if unused. We also had certain foreign net operating loss carryforwards of $32.5 million, which have an indefinite life.
As of January 31, 2023, we also had research and development credit carryforwards of approximately $1.2 million for federal income tax purposes and $22.8 million for state income tax purposes. The federal research and development tax credits have a twenty-year carryover period while the state research and development tax credits carry forward indefinitely.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. Such provisions limit the net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have completed a Section 382 review and determined that materially none of our operating losses will expire solely due to Section 382 limitation(s).
We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	Year Ended January 31,
	2023	2022	2021

Balance, beginning of year	$19,171	$14,884	$8,106
Tax Positions taken in prior year:
Gross increases	877	—	314
Gross decreases	—	(3,764)	—
Tax Positions taken in current year:
Gross increases	10,547	8,211	6,001
Gross decreases	—	—	—
Lapse of Statute of Limitations	(191)	(160)	(422)
Acquisitions	—	—	885
Balance, end of year	$30,404	$19,171	$14,884
As of January 31, 2023, gross unrecognized tax benefits related to uncertain tax positions were $30.4 million ($32.5 million total, including $1.6 million associated with interest and penalties). As of January 31, 2022, gross unrecognized tax benefits related to uncertain tax positions were $19.2 million ($19.6 million total, including $0.4 million associated with interest and penalties). As of January 31, 2021, gross unrecognized tax benefits related to uncertain tax positions were $14.9 million ($15.0 million total, including $0.1 million associated with interest and penalties). We recognized approximately $1.6 million, $0.4 million, and $0.1 million in potential interest and penalties associated with uncertain tax positions during fiscal years ended January 31, 2023, 2022, and 2021, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2023, all of the years remain open to examination by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
As required by the 2017 Tax Cuts and Jobs Act, we are capitalizing research and development expenses incurred in fiscal year 2023. These expenses are capitalized and amortized over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement increased our cash tax liabilities but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. The cash flow impact may decrease over time as capitalized research and development expenditures continue to amortize.

The Inflation Reduction Act was signed into law in August 2022. The act included tax provisions for a 15% corporate book income minimum tax effective for tax years beginning after December 31, 2022. We do not expect the Inflation Reduction Act to have a material impact on our consolidated financial statements.

12.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$87,246	$16,465	$1,105,368	$270,271	$432,968	$239,348
Less: undistributed earnings attributable to participating securities	—	(7)	—	(582)	—	(789)
Net income attributable to common stockholders, basic	$87,246	$16,458	$1,105,368	$269,689	$432,968	$238,559
Reallocation of net income attributable to common stockholders	(1,205)	1,205	(23,891)	23,891	(14,321)	14,321
Net income attributable to common stockholders, diluted	$86,041	$17,663	$1,081,477	$293,580	$418,647	$252,880
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	249,494,904	47,065,597	238,214,936	58,119,958	183,015,245	100,838,409
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	252,413,234	51,818,116	240,531,470	65,295,035	185,860,412	112,267,257
Net income per share attributable to common stockholders, basic	$0.35	$0.35	$4.64	$4.64	$2.37	$2.37
Net income per share attributable to common stockholders, diluted	$0.34	$0.34	$4.50	$4.50	$2.25	$2.25
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	88,019	—	—	—	51,444	—
Unvested RSUs	9,228,633	—	1,015,860	—	98,941	—
Purchase rights committed under the ESPP	1,674,853	—	241,107	—	14,951	—
Total	10,991,505	—	1,256,967	—	165,336	—
For the years ended January 31, 2023, 2022, and 2021, the table above does not include 405,156 of issued Class A common stock held by us that are reserved for the sole purpose of being transferred to nonprofit organizations.
13.    Subsequent Events
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our current workforce by approximately 15%. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as our business needs.
We estimate that we will incur approximately $50 million to $68 million in charges in connection with the Plan, which will be substantially incurred in the first quarter of fiscal year 2024. These charges primarily relate to employee transition, severance payments, employee benefits, and stock-based compensation. Of the aggregate amount of charges that we estimate we will incur in connection with the Plan, we expect that approximately $43 million to $59 million will be in future cash expenditures.

The actions associated with the employee restructuring under the Plan are expected to be substantially complete by the first quarter of fiscal year 2024, subject to local law and consultation requirements.
The estimates of the charges and expenditures that we expect to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
On March 1, 2023, our Board of Directors (the “Board”) approved amendments to our Amended and Restated Bylaws (the “Bylaws”), which became effective the same day. Among other things, the amendments:

•update the advance notice provisions that apply where a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address newly adopted Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring:
◦any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
◦the nomination of each proposed director nominee other than our nominees be disregarded (notwithstanding that the nominee is included as a nominee in our proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by us (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
◦that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
◦certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with our corporate governance and other policies, and intent to serve the entire term;
◦additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies; and
◦that whenever a document or information must be delivered to us under the advance notice provisions such document or information must be in writing exclusively and must be delivered exclusively by hand, or by certified or registered mail, return receipt requested.
•require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board; and
•make certain other technical, modernizing and clarifying changes.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016	S-1	333-230444	4.2	March 22, 2019
4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-Q	001-38865	10.2	November 23, 2022
10.3	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers, as amended	10-Q	001-38865	10.1	December 4, 2020
10.5#	Zoom Video Communications, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230444	10.3	April 8, 2019
10.6#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-230444	10.4	March 22, 2019
10.7#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended
10.8#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice	10-Q	001-38865	10.2	September 13, 2019
10.9#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019

10.10#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018	S-1	333-230444	10.5	March 22, 2019
10.11#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018	S-1	333-230444	10.6	March 22, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Janine Pelosi, dated December 18, 2018	S-1	333-230444	10.7	March 22, 2019
10.13#	Confirmatory Offer Letter by and between the Registrant and Kelly Steckelberg, dated December 18, 2018	S-1	333-230444	10.8	March 22, 2019
10.14#	Offer Letter by and between the Registrant and Ryan Azus dated June 29, 2019	10-Q	001-38865	10.4	September 13, 2019
10.15#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020
10.16#	Offer Letter by and between the Registrant and Greg Tomb, dated May 31, 2020	10-Q	001-38865	10.1	August 24, 2022
10.17#	Director Offer Letter by and between the Registrant and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.18#	Director Offer Letter by and between the Registrant and Janet Napolitano dated November 2, 2020	10-K	001-38865	10.17	March 18, 2021
10.19#	Director Offer Letter by and between the Registrant and William R. McDermott dated February 23, 2022	10-Q	001-38865	10.2	May 25, 2022
10.20#	Director Offer Letter by and between the Registrant and Cindy Hoots dated January 4, 2023
10.21	Lease Agreement dated August 1, 2016, as amended, by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	S-1	333-230444	10.9	March 22, 2019
10.22	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	10-Q	001-38865	10.5	September 13, 2019
10.23	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020	10-Q	001-38865	10.1	June 5, 2020
10.24#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended	10-K	001-38865	10.21	March 7, 2022
10.25	Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of April 5, 2019	S-1/A	333-230444	10.11	April 8, 2019
10.26#	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder	10-Q	001-38865	10.2	August 24, 2022
21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (reference is made to the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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
(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2023, 2022, and 2021:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2023
Accounts receivable allowances	$24,696	$57,142	$(48,632)	$33,206
Deferred tax asset valuation allowance	$12,605	$40,965	$—	$53,570
Year ended January 31, 2022
Accounts receivable allowances	$36,844	$50,467	$(62,615)	$24,696
Deferred tax asset valuation allowance	$335,051	$5,511	$(327,957)	$12,605
Year ended January 31, 2021
Accounts receivable allowances	$7,634	$47,405	$(18,195)	$36,844
Deferred tax asset valuation allowance	$36,353	$298,698	$—	$335,051
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: March 3, 2023	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2023	By:	/s/ Kelly Steckelberg
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

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023
Eric S. Yuan
/s/ Kelly Steckelberg	Chief Financial Officer (Principal Financial Officer)	March 3, 2023
Kelly Steckelberg

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2023
Shane Crehan

/s/ Jonathan Chadwick	Director	March 3, 2023
Jonathan Chadwick

/s/ Peter Gassner	Director	March 3, 2023
Peter Gassner

/s/ Cindy Hoots	Director	March 3, 2023
Cindy Hoots

/s/ William R. McDermott	Director	March 3, 2023
William R. McDermott

/s/ Herbert Raymond McMaster	Director	March 3, 2023
Herbert Raymond McMaster

/s/ Janet Napolitano	Director	March 3, 2023
Janet Napolitano

/s/ Dan Scheinman	Director	March 3, 2023
Dan Scheinman

/s/ Santiago Subotovsky	Director	March 3, 2023
Santiago Subotovsky