Form 10-Q
period 2023-04-30
Zoom Video Communications, Inc.
filed 2023-05-25
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2023, the number of shares of the registrant’s Class A common stock outstanding was 250,875,006 and the number of shares of the registrant’s Class B common stock outstanding was 46,669,611.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2023

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
•As we increase sales to large organizations, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,029,546	$1,086,830
Marketable securities	4,566,845	4,325,836
Accounts receivable, net of allowances of $47,448 and $33,206 as of April 30, 2023 and January 31, 2023, respectively	590,694	557,404
Deferred contract acquisition costs, current	209,607	223,250
Prepaid expenses and other current assets	170,987	163,092
Total current assets	6,567,679	6,356,412
Deferred contract acquisition costs, noncurrent	166,742	179,991
Property and equipment, net	255,218	252,821
Operating lease right-of-use assets	75,525	80,906
Strategic investments	452,267	398,992
Goodwill	304,162	122,641
Deferred tax assets	532,996	558,428
Other assets, noncurrent	181,621	177,874
Total assets	$8,536,210	$8,128,065
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,520	$14,414
Accrued expenses and other current liabilities	489,813	457,716
Deferred revenue, current	1,337,560	1,266,514
Total current liabilities	1,843,893	1,738,644
Deferred revenue, noncurrent	28,576	41,932
Operating lease liabilities, noncurrent	68,470	73,687
Other liabilities, noncurrent	71,164	67,195
Total liabilities	2,012,103	1,921,458
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of April 30, 2023 and January 31, 2023; zero shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2023 and January 31, 2023; 250,777,971 and 247,151,956 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively; 300,000,000 Class B shares authorized as of April 30, 2023 and January 31, 2023; 46,677,755 and 46,670,894 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	298	294
Additional paid-in capital	4,391,418	4,104,880
Accumulated other comprehensive loss	(34,871)	(50,385)
Retained earnings	2,167,262	2,151,818
Total stockholders’ equity	6,524,107	6,206,607
Total liabilities and stockholders’ equity	$8,536,210	$8,128,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue	$1,105,364	$1,073,800
Cost of revenue	263,947	261,821
Gross profit	841,417	811,979
Operating expenses:
Research and development	209,271	144,291
Sales and marketing	422,504	362,783
General and administrative	199,900	117,840
Total operating expenses	831,675	624,914
Income from operations	9,742	187,065
Gains (losses) on strategic investments, net	2,275	(36,404)
Other income (expense), net	31,213	(6,989)
Income before provision for income taxes	43,230	143,672
Provision for income taxes	27,786	30,014
Net income	15,444	113,658
Undistributed earnings attributable to participating securities	—	(18)
Net income attributable to common stockholders	$15,444	$113,640
Net income per share attributable to common stockholders:
Basic	$0.05	$0.38
Diluted	$0.05	$0.37
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	295,409,207	299,147,105
Diluted	304,115,913	306,614,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net income	$15,444	$113,658
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(4,674) and $8,686 for the three months ended April 30, 2023 and 2022, respectively	15,514	(27,335)
Comprehensive income	$30,958	$86,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	501,968	1	4,268	—	—	4,269
Issuance of common stock upon release of restricted stock units	3,130,908	3	(3)	—	—	—
Stock-based compensation expense	—	—	282,273	—	—	282,273
Other comprehensive income	—	—	—	15,514	—	15,514
Net income	—	—	—	—	15,444	15,444
Balance as of April 30, 2023	297,455,726	$298	$4,391,418	$(34,871)	$2,167,262	$6,524,107

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	543,518	1	3,343	—	—	3,344
Issuance of common stock upon release of restricted stock units	467,160	—	—	—	—	—
Repurchases of common stock	(1,224,250)	(1)	(132,411)	—	—	(132,412)
Stock-based compensation expense	—	—	210,614	—	—	210,614
Other comprehensive loss	—	—	—	(27,335)	—	(27,335)
Net income	—	—	—	—	113,658	113,658
Balance as of April 30, 2022	298,824,233	$299	$3,831,060	$(45,237)	$2,161,765	$5,947,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,444	$113,658
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	282,345	209,363
Amortization of deferred contract acquisition costs	73,230	56,780
Depreciation and amortization	24,076	15,280
Deferred income taxes	21,511	—
(Gains) losses on strategic investments, net	(2,275)	36,404
Provision for accounts receivable allowances	15,433	13,097
Unrealized foreign exchange losses	3,316	11,980
Non-cash operating lease cost	5,381	5,451
Amortization of discount/premium on marketable securities	(6,765)	3,604
Other	(5,471)	750
Changes in operating assets and liabilities:
Accounts receivable	(29,101)	(83,605)
Prepaid expenses and other assets	(6,659)	(27,235)
Deferred contract acquisition costs	(46,338)	(65,690)
Accounts payable	1,881	11,153
Accrued expenses and other liabilities	24,640	78,236
Deferred revenue	53,340	152,974
Operating lease liabilities, net	(5,501)	(6,049)
Net cash provided by operating activities	418,487	526,151
Cash flows from investing activities:
Purchases of marketable securities	(768,230)	(611,662)
Maturities of marketable securities	559,686	609,327
Purchases of property and equipment	(21,826)	(25,038)
Purchases of strategic investments	(51,000)	(11,750)
Cash paid for acquisition, net of cash acquired	(199,416)	—
Purchases of intangible assets	—	(3,211)
Net cash used in investing activities	(480,786)	(42,334)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,268	3,255
Proceeds from employee equity transactions to be remitted (remitted) to employees and tax authorities, net	2,751	(4,086)
Cash paid for repurchases of common stock	—	(132,412)
Net cash provided by (used in) financing activities	7,019	(133,243)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,553)	(9,425)
Net increase in cash, cash equivalents, and restricted cash	(57,833)	341,149
Cash, cash equivalents, and restricted cash – beginning of period	1,100,243	1,073,353
Cash, cash equivalents, and restricted cash – end of period	$1,042,410	$1,414,502

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,029,546	$1,407,305
Restricted cash, current included in prepaid expenses and other current assets	12,610	6,923
Restricted cash, noncurrent included in other assets, noncurrent	254	274
Total cash, cash equivalents, and restricted cash	$1,042,410	$1,414,502
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) connect people through our core unified communications and collaboration platform, which frictionlessly brings together video, phone, chat, webinars events, and contact center, and enables meaningful experiences across disparate devices and locations. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2024, for example, refer to the fiscal year ending January 31, 2024.
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
The condensed consolidated balance sheet as of January 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023. There have been no significant changes to these policies during the three months ended April 30, 2023.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$784,597	71%	$728,381	68%
Asia Pacific (“APAC”)	140,870	13	148,821	14
Europe, Middle East, and Africa (“EMEA”)	179,897	16	196,598	18
Total	$1,105,364	100%	$1,073,800	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $107.1 million and $91.6 million as of April 30, 2023 and January 31, 2023, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of April 30, 2023 and January 31, 2023.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended April 30, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $576.8 million and $541.6 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2023, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,482.2 million, which consists of both billed consideration in the amount of $1,366.1 million and unbilled consideration in the amount of $2,116.1 million that we expect to recognize as revenue. We expect to recognize 59% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of April 30, 2023 and January 31, 2023, our marketable securities consisted of the following:

	As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$61,013	$—	$—	$61,013
Agency bonds	1,189,447	323	(10,734)	1,179,036
Corporate and other debt securities	521,480	268	(3,982)	517,766
U.S. government agency securities	2,770,605	819	(32,671)	2,738,753
Treasury bills	70,330	—	(53)	70,277
Marketable securities	$4,612,875	$1,410	$(47,440)	$4,566,845

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$77,701	$—	$—	$77,701
Agency bonds	823,027	63	(12,440)	810,650
Corporate and other debt securities	555,354	385	(4,845)	550,894
U.S. government agency securities	2,910,572	150	(49,507)	2,861,215
Treasury bills	25,404	1	(29)	25,376
Marketable securities	$4,392,058	$599	$(66,821)	$4,325,836
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $18.9 million and $24.8 million as of April 30, 2023 and January 31, 2023, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $28.6 million and $42.0 million as of April 30, 2023 and January 31, 2023, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three months ended April 30, 2023 and 2022.
The following table presents the contractual maturities of our marketable securities as of April 30, 2023 and January 31, 2023:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Less than one year	$2,940,895	$2,743,677
Due in one to five years	1,625,950	1,582,159
Total	$4,566,845	$4,325,836

Strategic Investments
Strategic investments by form and measurement category as of April 30, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$167,694	$186,232	$94,624	$448,550
Debt securities	3,717	—	—	3,717
Strategic investments	$171,411	$186,232	$94,624	$452,267
Strategic investments by form and measurement category as of January 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$171,975	$118,763	$93,854	$384,592
Debt securities	14,400	—	—	14,400
Strategic investments	$186,375	$118,763	$93,854	$398,992
In the first quarter of fiscal year 2024, we made a total of $51.0 million of strategic investments in equity securities of private companies. Based on the terms of these privately-held securities, we determined that we do not have a controlling interest nor the ability to exercise significant influence over the operating and financial policies of the investees. Therefore these investments are currently accounted for under the measurement alternative method.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of April 30, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$503,109	$503,109	$—	$—
Treasury bills	7,535	—	7,535	—
Corporate debt securities	257	—	257	—
Agency bonds	58,415	—	58,415	—
Cash equivalents	569,316	503,109	66,207	—
Commercial paper	61,013	—	61,013	—
Agency bonds	1,179,036	—	1,179,036	—
Corporate and other debt securities	517,766	—	517,766	—
U.S. government agency securities	2,738,753	—	2,738,753	—
Treasury bills	70,277	—	70,277	—
Marketable securities	4,566,845	—	4,566,845	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	167,694	167,694	—	—
Privately held debt securities included in strategic investments	3,717	—	—	3,717
Total financial assets	$5,307,826	$670,803	$4,633,306	$3,717

	As of January 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$310,571	$310,571	$—	$—
Cash equivalents	310,571	310,571	—	—
Commercial paper	77,701	—	77,701	—
Agency bonds	810,650	—	810,650	—
Corporate and other debt securities	550,894	—	550,894	—
U.S. government agency securities	2,861,215	—	2,861,215	—
Treasury bills	25,376	—	25,376	—
Marketable securities	4,325,836	—	4,325,836	—
Certificates of deposit included in other assets, noncurrent	272	—	272	—
Publicly held equity securities included in strategic investments	171,975	171,975	—	—
Privately held debt securities included in strategic investments	14,400	—	—	14,400
Total financial assets	$4,823,054	$482,546	$4,326,108	$14,400
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
Solvvy, Inc.
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
In allocating the purchase consideration, $95.0 million was attributed to goodwill, $26.7 million to intangible assets (consisted of $12.0 million to developed technology and $14.7 million to customer relationships), and $0.5 million to other net liabilities acquired. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes.
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of April 30, 2023, the developed technology and customer relationships both had a remaining useful life of 4.0 years.
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
Workvivo Limited
On April 21, 2023, we acquired 100% of the issued and outstanding share capital of Workvivo Limited (“Workvivo”), a private technology company that provides an employee experience platform, for an all-cash purchase consideration of $215.8 million. The acquisition extends our platform and offers our customers new ways to keep employees informed, engaged, and connected. The acquisition has been accounted for as a business combination.
As of April 30, 2023, we performed a preliminary allocation of the purchase consideration based on the estimated fair values of the assets acquired and liabilities assumed. Based on our preliminary purchase price allocation, $181.5 million was attributed to goodwill, $28.0 million to intangible assets (primarily consisting of $10.8 million to developed technology and $17.0 million to customer relationships), and $6.3 million to other net assets acquired. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes.
The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include intangible assets and certain tax matters.
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of April 30, 2023, the developed technology and customer relationships both had a remaining useful life of 5.0 years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Workvivo, which are not material, have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of the company have not been presented, as the results do not have a material effect on any of the periods presented in our condensed consolidated statements of operations.
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Accounts receivable, gross	$638,142	$590,610
Less: allowance for credit losses	(38,121)	(24,900)
Less: allowance for returns	(9,327)	(8,306)
Accounts receivable, net	$590,694	$557,404
Below is a rollforward of our allowance for credit losses for the three months ended April 30, 2023 and 2022:

	2023	2022
	(in thousands)
Balance as of January 31	$24,900	$17,000
Provision for credit losses	21,737	13,407
Write-offs	(8,516)	(10,407)
Balance as of April 30	$38,121	$20,000

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Prepaid expenses	$130,815	$123,493
Other receivables	17,146	17,142
Restricted cash from international employee stock sales	12,610	13,141
Other	10,416	9,316
Prepaid expenses and other current assets	$170,987	$163,092
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Servers	$268,220	$249,776
Software	86,854	84,082
Computer and office equipment	47,250	48,325
Leasehold improvements	28,210	25,948
Furniture and fixtures	4,372	4,372
Property and equipment, gross	434,906	412,503
Less: accumulated depreciation and amortization	(179,688)	(159,682)
Property and equipment, net	$255,218	$252,821
Depreciation and amortization expense was $22.0 million and $15.1 million for the three months ended April 30, 2023 and 2022, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Accounts receivable, noncurrent	$72,303	$92,031
Intangible assets subject to amortization, net	57,399	31,420
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	14,334	9,695
Other	12,346	19,489
Other assets, noncurrent	$181,621	$177,874

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Accrued expenses	$222,540	$160,189
Accrued compensation and benefits	135,486	139,105
Income tax liabilities	25,325	46,441
Sales and other non-income tax liabilities	29,403	33,859
Customer deposit liabilities	31,793	33,640
Operating lease liabilities, current	22,659	22,790
Other	22,607	21,692
Accrued expenses and other current liabilities	$489,813	$457,716
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2023	January 31, 2023

	(in thousands)
Sales and other non-income tax liabilities	$42,904	$42,321
Other	28,260	24,874
Other liabilities, noncurrent	$71,164	$67,195

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2023, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
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

Legal Proceedings
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that requires defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023.
We believe these lawsuits are without merit, and we are vigorously defending ourselves against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 21, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order. On May 20, 2022, a third objector appealed the Court’s final approval order. On October 17, 2022, we, plaintiffs, and all three objector-appellants agreed to settle the appeals, and on October 27, 2022, we and plaintiffs initiated proceedings in the district court to obtain Court approval of the settlements, which the district court approved on December 16, 2022. On January 13, 2023, a new objector appealed the court’s December 16, 2022 approval of the settlements of the prior appeals, and on March 31, 2023, the Ninth Circuit dismissed the new appeal. With the appeals resolved, the class action settlement is final and the settlement administrator will be making payments to claimants. On May 30, 2022, a new class action was filed against us in the Northern District of California raising privacy claims similar to those raised in the U.S. Privacy Class Actions on behalf of a putative class of users of Zoom who reside in Australia, New Zealand, Canada, and the United Kingdom and who are not members of the settlement class in the U.S. Privacy Class Actions. On July 12, 2022, we moved to dismiss this new class action, and on February 15, 2023 the court granted the motion to dismiss. On April 5, 2023, the plaintiffs voluntarily dismissed their claims, resolving this lawsuit.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. Trial is scheduled for May 20, 2024. We have had discussions with lead plaintiff’s counsel regarding a potential settlement of this matter. Although we have not yet reached a binding agreement, and there can be no assurance that a final settlement will be reached or that a settlement, if reached, will be approved by the Court, those discussions are ongoing. We previously accrued an estimated legal settlement charge of $7.5 million during fiscal year 2023, and based on recent discussions, we have recorded an additional estimated legal settlement charge of $52.5 million as a general and administrative expense in our condensed consolidated statement of operations for the three months ended April 30, 2023. We believe, based on the recent settlement discussions, that the maximum loss at this time in excess of the amounts accrued is approximately $90.0 million. We expect some or all of this amount would be paid by our D&O insurance.
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
Stock Repurchase Plan
In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which was completed in December 2022. During the three months ended April 30, 2022, we repurchased and subsequently retired 1,224,250 shares of our Class A common stock, for an aggregate amount of $132.4 million.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Exercised	(501,968)	$8.50		$30,864
Canceled/forfeited/expired	(250)	$58.18
Outstanding as of April 30, 2023	4,298,398	$8.19	4.5	$232,898
Vested and expected to vest as of April 30, 2023	4,298,398	$8.19	4.5	$232,898
Exercisable as of April 30, 2023	4,294,422	$8.12	4.5	$232,887
As of April 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	21,868,533	$109.31
Granted	7,565,078	$69.89
Vested	(3,130,859)	$112.03
Canceled/forfeited	(2,277,349)	$108.80
Unvested as of April 30, 2023	24,025,403	$96.60
As of April 30, 2023, unrecognized stock-based compensation expense related to RSUs was $2,278.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of April 30, 2023, unrecognized stock-based compensation expense related to the ESPP was $48.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Cost of revenue	$38,089	$31,150
Research and development	81,466	55,751
Sales and marketing	112,593	93,795
General and administrative	50,197	28,667
Total stock-based compensation expense	$282,345	$209,363
Benefit from income taxes	(49,677)	(42,915)
Total stock-based compensation expense recorded to net income	$232,668	$166,448

9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our current workforce by approximately 15%.
For the three months ended April 30, 2023, we recorded restructuring expenses of $73.2 million, which consisted of $54.8 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.1 million for other related expenses. The execution of the Plan was substantially completed as of April 30, 2023; however, potential employment position eliminations in certain jurisdictions outside of the United States are subject to extended consultation periods mandated by the local jurisdictions. The estimated remaining expenses are not expected to be material.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the three months ended April 30, 2023:

(in thousands)
Cost of revenue	$7,095
Research and development	19,302
Sales and marketing	33,841
General and administrative	12,942
Total restructuring expenses	$73,180
The following table summarizes our restructuring liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet:

	Severance and termination benefits	Other
	(in thousands)
Balance as of January 31, 2023	$—	$—
Restructuring expenses	54,809	1,078
Cash payments	(50,354)	(811)
Balance as of April 30, 2023	$4,455	$267
10.    Income Taxes
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
The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2023	2022

	(in thousands, except percentages)
Income before provision for income taxes	$43,230	$143,672
Provision for income taxes	27,786	30,014
Effective tax rate	64.3%	20.9%
We had a provision for income taxes of $27.8 million and $30.0 million for the three months ended April 30, 2023 and 2022, respectively. The year-over-year change in effective tax rate for the three months ended April 30, 2023 was due primarily to changes in the valuation allowance, tax shortfalls and windfalls on stock-based compensation, and the foreign-derived intangible income deduction. For the three months ended April 30, 2023, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits, offset by tax shortfalls on stock-based compensation, the valuation allowance recorded on the deferred tax asset related to losses that are capital in nature and certain state attributes, and other compensation-related permanent differences. For the three months ended April 30, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to tax shortfalls on stock-based compensation, research credits, and the foreign-derived intangible income deduction.
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three months ended April 30, 2023, we continue to believe that it is more likely than not that the tax benefits of the U.K. net deferred tax assets may not be realized. Accordingly, we maintained a full valuation allowance against the tax benefits of these net deferred tax assets. Based on the available objective evidence during the three months ended April 30, 2023, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature may not be realized prior to expiration. Accordingly, we have maintained a valuation allowance against these deferred tax assets. Based on the available objective evidence during the three months ended April 30, 2023, we believe that it is more likely than not that the tax benefits of certain state net deferred tax assets may not be realized. Accordingly, we have maintained a full valuation allowance against these deferred tax assets. We intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

During the three months ended April 30, 2023, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
As required by the 2017 Tax Cuts and Jobs Act, we started capitalizing research and development expenses incurred beginning in fiscal year 2023. These expenses are capitalized and amortized over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement increases our cash tax liabilities but also decreases our effective tax rate due to increasing the foreign-derived intangible income deduction. The cash flow impact will decrease over time as capitalized research and development expenditures continue to amortize.
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
11.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$13,004	$2,440	$95,289	$18,369
Less: undistributed earnings attributable to participating securities	—	—	—	(18)
Net income attributable to common stockholders, basic	$13,004	$2,440	$95,289	$18,351
Reallocation of net income attributable to common stockholders	(135)	135	(1,498)	1,498
Net income attributable to common stockholders, diluted	$12,869	$2,575	$93,791	$19,849
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	248,731,065	46,678,142	250,840,017	48,307,088
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	253,394,377	50,721,536	253,035,897	53,578,323
Net income per share attributable to common stockholders, basic	$0.05	$0.05	$0.38	$0.38
Net income per share attributable to common stockholders, diluted	$0.05	$0.05	$0.37	$0.37
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
Unvested RSUs	10,884,907	—	3,775,393	—
Purchase rights committed under the ESPP	2,068,828	—	232,870	—
Outstanding stock options	124,051	—	—	—
Total	13,077,786	—	4,008,263	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of April 30, 2023 and 2022 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 29 co-located data centers worldwide and the public cloud in conjunction with our proprietary adaptive rate codec enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
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
Our revenue was $1,105.4 million and $1,073.8 million for the three months ended April 30, 2023 and 2022, respectively, representing period-over-period growth of 2.9%. We had net income of $15.4 million and $113.7 million for the three months ended April 30, 2023 and 2022, respectively. Net cash provided by operating activities was $418.5 million and $526.2 million for the three months ended April 30, 2023 and 2022, respectively.
Macroeconomic Conditions and Other Factors
Recent changes in macroeconomic conditions such as high inflation, potential recessionary environments, bank failures, and fluctuations in foreign currency exchange rates, have and may continue to cause uncertainty in our business. For the three months ended April 30, 2023, compared to the three months ended April 30, 2022, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have recently experienced elongated sales cycles as well as a decrease in overall corporate spending. In addition, for the three months ended April 30, 2023, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a $18.4 million negative impact on revenue during the three months ended April 30, 2023. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
We are continuously monitoring the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. On February 7, 2023, as a result of the uncertain economic environment, we announced a restructuring plan intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The restructuring plan includes a reduction of our current workforce by approximately 15%. The execution of the restructuring plan was substantially completed as of April 30, 2023.
In addition, the global impacts of the Russian invasion of Ukraine, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities remain highly uncertain. The Russia-Ukraine war impacted our EMEA revenue for the three months ended April 30, 2023. Our customers in Russia, Belarus, and Ukraine represented less than 1% of our net assets and total consolidated revenue as of and for the three months ended April 30, 2023. If the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Spaces, Contact Center, IQ for Sales, Events and Developer Platform Solutions. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 57.2% and 52.2% of total revenue for the three months ended April 30, 2023 and 2022, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of April 30, 2023 and 2022 was 112% and 123%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 42.8% and 47.8% of total revenue for the three months ended April 30, 2023 and 2022, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.1% and 3.6% per month for the three months ended April 30, 2023 and 2022, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of April 30, 2023 and 2022, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 72.0% and 65.0%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements, including new features for Zoom Phone, Meetings, Webinars, Events, and Contact Center. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of April 30, 2023. Third-party developers are also a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications and collaboration. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
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
In April 2023, we acquired Workvivo. Workvivo provides an employee experience platform that combines internal communication and engagement tools, a social intranet, and an employee app. With the acquisition, we continue our evolution to provide a collaboration platform that enables modern work and powers the digital-first workplace, offering our customers new ways to keep employees informed, engaged, and connected.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 29% and 32% of our total revenue for the three months ended April 30, 2023 and 2022, respectively. The decrease in revenue from the rest of the world for the three months ended April 30, 2023 was due to the impact of the strengthening of the U.S dollar along with macroeconomic conditions in the APAC and EMEA regions. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of April 30, 2023 and 2022, we had approximately 215,900 and 198,900 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 29% and 24% of total revenue for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and 2022, we had 3,580 and 2,916 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$418,487	$526,151
Less: purchases of property and equipment	(21,826)	(25,038)
Free cash flow (non-GAAP)	$396,661	$501,113
Net cash used in investing activities	$(480,786)	$(42,334)
Net cash provided by (used in) financing activities	$7,019	$(133,243)
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
Gains (Losses) on Strategic Investments, Net
Gains (losses) on strategic investments, net consist primarily of remeasurement gains or losses on our equity investments.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Revenue	$1,105,364	$1,073,800
Cost of revenue (1)	263,947	261,821
Gross profit	841,417	811,979
Operating expenses:
Research and development (1)	209,271	144,291
Sales and marketing (1)	422,504	362,783
General and administrative (1)	199,900	117,840
Total operating expenses	831,675	624,914
Income from operations	9,742	187,065
Gains (losses) on strategic investments, net	2,275	(36,404)
Other income (expense), net	31,213	(6,989)
Income before provision for income taxes	43,230	143,672
Provision for income taxes	27,786	30,014
Net income	$15,444	$113,658

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$38,089	$31,150
Research and development	81,466	55,751
Sales and marketing	112,593	93,795
General and administrative	50,197	28,667
Total stock-based compensation expense	$282,345	$209,363

	Three Months Ended April 30,
	2023	2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.9	24.4
Gross profit	76.1	75.6
Operating expenses:
Research and development	18.9	13.4
Sales and marketing	38.2	33.8
General and administrative	18.1	11.0
Total operating expenses	75.2	58.2
Income from operations	0.9	17.4
Gains (losses) on strategic investments, net	0.2	(3.4)
Other income (expense), net	2.8	(0.6)
Income before provision for income taxes	3.9	13.4
Provision for income taxes	2.5	2.8
Net income	1.4%	10.6%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Revenue	$1,105,364	$1,073,800	2.9%
Revenue for the three months ended April 30, 2023 increased by $31.6 million, or 2.9%, compared to the three months ended April 30, 2022. The increase in revenue was due to a 13% increase in revenue from subscription services provided to Enterprise customers, of which 62% and 38% were from existing and new customers, respectively. This increase was partially offset by a 8% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Cost of revenue	$263,947	$261,821	0.8%
Gross profit	841,417	811,979	3.6%
Gross margin	76.1%	75.6%
Cost of revenue for the three months ended April 30, 2023 increased by $2.1 million, or 0.8%, compared to the three months ended April 30, 2022. The increase was primarily due to an increase of $19.2 million in personnel-related expenses, which includes restructuring and related expenses of $7.1 million, an increase of $7.0 million in salaries, payroll taxes and benefits, and an increase of $5.1 million in stock-based compensation expense; partially offset by a decrease of $18.4 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization.
Gross margin increased to 76.1% for the three months ended April 30, 2023 from 75.6% for the three months ended April 30, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Research and development	$209,271	$144,291	45.0%
Research and development expense for the three months ended April 30, 2023 increased by $65.0 million, or 45.0%, compared to the three months ended April 30, 2022. The increase was primarily due to higher personnel-related expenses of $60.3 million, which includes a $21.4 million increase in stock-based compensation, $19.6 million increase in salaries, payroll taxes and benefits, and $19.3 million in restructuring and related expenses.
Sales and Marketing

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Sales and marketing	$422,504	$362,783	16.5%
Sales and marketing expense for the three months ended April 30, 2023 increased by $59.7 million, or 16.5%, compared to the three months ended April 30, 2022. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $53.8 million, which includes $33.8 million in restructuring and related expenses, an increase of

$11.6 million in commission expense and an increase of $10.6 million in stock-based compensation expense, offset by a $2.2 million decrease in salaries, payroll taxes and benefits. The remaining increase was primarily due to an increase of $7.1 million in channel partner referral fees.
General and Administrative

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
General and administrative	$199,900	$117,840	69.6%
General and administrative expense for the three months ended April 30, 2023 increased by $82.1 million, or 69.6%, compared to the three months ended April 30, 2022. The increase in general and administrative expense was primarily due to an increase of $56.7 million in legal settlement charges and an increase of $31.1 million in personnel-related expenses, which includes an increase of $18.6 million in stock-based compensation expense and $12.9 million in restructuring and related expenses.
Gains (Losses) on Strategic Investments, Net

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$2,275	$(36,404)	(106.2)%
Gains on strategic investments, net recognized during the three months ended April 30, 2023 was mainly driven by $2.2 million net unrealized gains recognized on our publicly and privately held securities, while losses on strategic investments, net, of $36.4 million recognized during the three months ended April 30, 2022 was mainly driven by unrealized losses recognized on our publicly traded equity securities.
Other Income (Expense), Net

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Other income (expense), net	$31,213	$(6,989)	546.6%
Other income (expense), net for the three months ended April 30, 2023 increased by $38.2 million, or 546.6%, compared to the three months ended April 30, 2022. The increase was primarily due to $26.4 million in investment yield and a gain of $7.4 million related to changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended April 30,
	2023	2022	% Change

	(in thousands)
Provision for income taxes	$27,786	$30,014	(7.4)%
Provision for income taxes for the three months ended April 30, 2023 decreased by $2.2 million, or 7.4%, compared to the three months ended April 30, 2022. The change was due primarily to the tax shortfalls on stock-based compensation and other compensation-related permanent differences as of April 30, 2023.
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.6 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
There have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$418,487	$526,151
Net cash used in investing activities	$(480,786)	$(42,334)
Net cash provided by (used in) financing activities	$7,019	$(133,243)
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
Net cash provided by operating activities was $418.5 million for the three months ended April 30, 2023, compared to $526.2 million for the three months ended April 30, 2022. The decrease in operating cash flow was primarily due to the negative impact from changes in operating assets and liabilities of $67.5 million.
Investing Activities
Net cash used in investing activities of $480.8 million for the three months ended April 30, 2023 was due to net purchases of marketable securities of $208.5 million, cash paid for acquisition, net of cash acquired, of $199.4 million, purchases of strategic investments of $51.0 million, and purchases of property and equipment of $21.8 million.
Net cash used in investing activities of $42.3 million for the three months ended April 30, 2022 was primarily due to purchases of property and equipment of $25.0 million, purchases of strategic investments of $11.8 million, purchases of intangible assets of $3.2 million, and net purchases of marketable securities of $2.3 million.

Financing Activities
Net cash provided by financing activities of $7.0 million for the three months ended April 30, 2023 was due to proceeds from the exercise of stock options of $4.3 million and proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $2.8 million.
Net cash used in financing activities of $133.2 million for the three months ended April 30, 2022 was due to cash paid for repurchases of common stock of $132.4 million and proceeds from employee equity transactions remitted to employees and tax authorities, net, of $4.1 million, offset by proceeds from the exercise of stock options of $3.3 million.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the three months ended April 30, 2023 and 2022, 19.3% and 21.2% of our revenue, respectively and 13.2% and 10.9% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2023 and 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,029.5 million and marketable securities of $4,566.8 million as of April 30, 2023. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2023 and 2022.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate over the past year has stabilized but there are no assurances we will be able to sustain or increase it in future periods, and our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as high inflation, recessionary or uncertain environments and fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
The market for communication and collaboration technologies platforms is competitive and rapidly changing, and new market entrants, particularly established companies with greater resources than we do, that provide technologies to improve communication and collaboration technologies platforms, such as AI and machine learning, could also increase the level of competition in the market. Certain features of our current platform compete in the communication and collaboration technologies market with products offered by:
•legacy web-based meeting providers, including Cisco Webex and GoTo;

•bundled productivity solutions providers with video functionality, including Microsoft Teams and Google G Suite and Meet products;
•UCaaS and legacy PBX providers, including Avaya, RingCentral, and 8x8; and
•consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook.
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services into our platform, and with the introduction of new technologies and market entrants, including AI, we expect competition to intensify in the future.
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
Our business may be significantly affected by changes in the economy, such as high inflation, recessionary or uncertain environments, bank failures, U.S. federal debt ceiling negotiations, fluctuations in the foreign currency exchange rates and global impacts, including the Russian invasion of Ukraine and the United States' ongoing trade disputes with China and other countries. Some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers.
As we increase sales to large organizations, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges.
We have begun investing more resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which have and may continue to lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.
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
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform; introduce new features and products; and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. In particular, advancements in technology such as artificial intelligence (“AI”) and machine learning are changing the way people work by automating tasks, enhancing communication, and improving decision-making processes, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption, enhance privacy and security, and create organic user demand for our platform. There is no assurance that new additions or other future enhancements to our platform or new product experiences, features, or capabilities will be compelling to our users or gain market acceptance, or that they will perform as expected. If our research and development investments do not accurately anticipate user demand or if we fail to develop our platform in a manner that satisfies user preferences and requirements in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings, such as AI-powered communication and collaboration tools, could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could harm our business. Moreover, new productivity features to our platform may require substantial investment, and we have no assurance that such investments will be successful. If customers and hosts do not widely adopt our new product experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.
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
Cyber-attacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
Since our founding in 2011, our employee headcount both in the United States and internationally has increased significantly over time. The growth and expansion of our business places a continuous, significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges integrating, developing, and motivating our employee base in various countries around the world. Many of our personnel work remotely, which may lead to challenges in productivity and collaboration. Certain members of our management have not previously worked together for an extended period of time, and some do not have prior experience managing a public company, which may affect how they manage our growth effectively.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 29% and 32% of our revenue for the three months ended April 30, 2023 and 2022, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences that would impair our ability to expand further into certain markets. For example, the Chinese government has at times turned off our service in China without warning and requested that we take certain steps prior to restoring our service, such as designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•generally longer payment cycles and greater difficulty in collecting accounts receivable, a risk that may increase as a result of recent macroeconomic conditions, such as high inflation, recessionary environments, recent bank failures and related uncertainties, and fluctuations in foreign currency exchange rates, weighing on our customers' ability to pay for our service on a timely basis;
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
In June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took relating to the videoconference commemorations of the crackdown on the 1989 Tiananmen Square democracy protests. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2023 and 2022, 19.3% and 21.2% of our revenue, respectively, and 13.2% and 10.9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the quarter ended April 30, 2023, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
The provision for taxes on our condensed consolidated financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), other fundamental changes in tax law currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. The mandatory capitalization requirement increased our cash tax liabilities but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. Absent a change in legislation, we expect the mandatory capitalization requirement will continue to have a material impact on our cash flows.
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
Furthermore, several states and localities have enacted measures related to the use of AI and machine learning in products and services. For example, in Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations.
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
Increased usage of our services and additional awareness of Zoom and our brand, stemming from the COVID-19 pandemic, has led to greater public scrutiny of, press related to, or a negative perception of our collection, use, storage, disclosure, and processing of personal information, and our privacy policies and practices. For example, users and customers, particularly those that are new to Zoom, may not have significant IT or security knowledge or have their own IT controls like those of a larger organization to configure our service in a manner that provides them with control over user settings. This has resulted in reports of users and customers experiencing meeting disruptions by malicious actors. Additional unfavorable publicity and scrutiny has led to increased governmental and regulatory scrutiny and litigation exposure, and could result in material reputational harm, a loss of customer and user confidence, additional expenses and other harm to our business.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we may have inadvertently made our software products available to some customers in potential violation of the EAR. As a result, we have submitted and from time to time will continue to submit as warranted voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, since March 2022, we have submitted certain reports to BIS detailing the findings from a review of our compliance with certain U.S. export control laws and regulations.
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
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the U.K. Bribery Act 2010, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries, from directly or indirectly authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Although we take precautions to prevent violations of anti-corruption laws, our exposure for violating these laws increases as we continue to expand our international presence, and any failure to comply with such laws could harm our business, financial condition, and results of operations.
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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. The U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, but future cases may not yield the same results. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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

Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.

Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review, and on September 21, 2022, Florida requested that the Supreme Court review the case. On September 16, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. The parties opposing the Texas law requested that the Supreme Court review the case on December 15, 2022. The petitions for Supreme Court review of the decisions on the Florida and Texas laws remain pending. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
•any significant change in our management; and
•general political, social, economic and market conditions, in both domestic and our foreign markets, including effects of increased interest rates and inflationary pressures.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2023, the holders of our outstanding Class B common stock held 65.1% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.6% of such voting power in the aggregate. As of April 30, 2023, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.6% of our outstanding capital stock but controlled approximately 31.4% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. However, in April 2023, Standard & Poor’s announced its decision that companies with multiple share class structures will be considered eligible candidates for addition to the S&P Composite 1500 and its component indices provided they meet all other eligibility criteria. Under these policies, our dual-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies may depress the valuations of publicly-traded companies excluded from the indices, or depress our trading volume compared to those of other similar companies that are included.
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all, particularly during times of market volatility and general economic instability. The need for additional liquidity may also be affected by the federal government’s potential failure to raise the debt ceiling or correct a prolonged banking or financial crisis. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	10-K	001-38865	3.2	March 3, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: May 25, 2023	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2023	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)