Form 10-Q
period 2023-07-31
Zoom Video Communications, Inc.
filed 2023-08-23
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2023, the number of shares of the registrant’s Class A common stock outstanding was 254,292,343 and the number of shares of the registrant’s Class B common stock outstanding was 46,664,611.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2023

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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,380,121	$1,086,830
Marketable securities	4,648,393	4,325,836
Accounts receivable, net of allowances of $45,781 and $33,206 as of July 31, 2023 and January 31, 2023, respectively	571,049	557,404
Deferred contract acquisition costs, current	207,165	223,250
Prepaid expenses and other current assets	244,264	163,092
Total current assets	7,050,992	6,356,412
Deferred contract acquisition costs, noncurrent	150,260	179,991
Property and equipment, net	275,881	252,821
Operating lease right-of-use assets	70,249	80,906
Strategic investments	376,693	398,992
Goodwill	307,295	122,641
Deferred tax assets	541,016	558,428
Other assets, noncurrent	150,722	177,874
Total assets	$8,923,108	$8,128,065
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,854	$14,414
Accrued expenses and other current liabilities	397,268	457,716
Deferred revenue, current	1,349,351	1,266,514
Total current liabilities	1,767,473	1,738,644
Deferred revenue, noncurrent	20,417	41,932
Operating lease liabilities, noncurrent	62,181	73,687
Other liabilities, noncurrent	70,685	67,195
Total liabilities	1,920,756	1,921,458
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of July 31, 2023 and January 31, 2023; zero shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2023 and January 31, 2023; 254,291,416 and 247,151,956 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively; 300,000,000 Class B shares authorized as of July 31, 2023 and January 31, 2023; 46,664,611 and 46,670,894 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	302	294
Additional paid-in capital	4,689,521	4,104,880
Accumulated other comprehensive loss	(36,707)	(50,385)
Retained earnings	2,349,236	2,151,818
Total stockholders’ equity	7,002,352	6,206,607
Total liabilities and stockholders’ equity	$8,923,108	$8,128,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	$1,138,676	$1,099,458	$2,244,040	$2,173,258
Cost of revenue	266,559	273,611	530,506	535,432
Gross profit	872,117	825,847	1,713,534	1,637,826
Operating expenses:
Research and development	191,802	172,564	401,073	316,855
Sales and marketing	373,373	400,474	795,877	763,257
General and administrative	129,324	131,066	329,224	248,906
Total operating expenses	694,499	704,104	1,526,174	1,329,018
Income from operations	177,618	121,743	187,360	308,808
Gains (losses) on strategic investments, net	31,670	(34,712)	33,945	(71,116)
Other income (expense), net	41,085	3,368	72,298	(3,621)
Income before provision for income taxes	250,373	90,399	293,603	234,071
Provision for income taxes	68,399	44,649	96,185	74,663
Net income	181,974	45,750	197,418	159,408
Undistributed earnings attributable to participating securities	—	(4)	—	(19)
Net income attributable to common stockholders	$181,974	$45,746	$197,418	$159,389
Net income per share attributable to common stockholders:
Basic	$0.61	$0.15	$0.66	$0.53
Diluted	$0.59	$0.15	$0.65	$0.52
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	299,093,452	298,553,379	297,281,846	298,865,676
Diluted	305,932,596	307,160,840	305,054,771	306,902,964
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income	$181,974	$45,750	$197,418	$159,408
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $553 and $929 for the three months ended July 31, 2023 and 2022, respectively, and $(4,121) and $9,615 for the six months ended July 31, 2023 and 2022, respectively	(1,836)	(2,924)	13,678	(30,259)
Comprehensive income	$180,138	$42,826	$211,096	$129,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	297,455,726	$298	$4,391,418	$(34,871)	$2,167,262	$6,524,107
Issuance of common stock upon exercise of stock options	542,954	—	3,417	—	—	3,417
Issuance of common stock upon release of restricted stock units	2,404,443	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	262,177	—	—	262,177
Other comprehensive loss	—	—	—	(1,836)	—	(1,836)
Net income	—	—	—	—	181,974	181,974
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	298,824,233	$299	$3,831,060	$(45,237)	$2,161,765	$5,947,887
Issuance of common stock upon exercise of stock options	314,537	—	1,899	—	—	1,899
Issuance of common stock upon release of restricted stock units	1,439,199	2	(2)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchases of common stock	(2,864,721)	(3)	(293,531)	—	—	(293,534)
Stock-based compensation expense	—	—	256,715	—	—	256,715
Other comprehensive loss	—	—	—	(2,924)	—	(2,924)
Net income	—	—	—	—	45,750	45,750
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,044,922	1	7,685	—	—	7,686
Issuance of common stock upon release of restricted stock units	5,535,351	6	(6)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	544,450	—	—	544,450
Other comprehensive income	—	—	—	13,678	—	13,678
Net income	—	—	—	—	197,418	197,418
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	858,055	1	5,242	—	—	5,243
Issuance of common stock upon release of restricted stock units	1,906,359	2	(2)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchases of common stock	(4,088,971)	(4)	(425,942)	—	—	(425,946)
Stock-based compensation expense	—	—	467,329	—	—	467,329
Other comprehensive loss	—	—	—	(30,259)	—	(30,259)
Net income	—	—	—	—	159,408	159,408
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$197,418	$159,408
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	543,854	464,878
Amortization of deferred contract acquisition costs	138,744	119,502
Depreciation and amortization	50,202	36,155
Deferred income taxes	13,975	—
(Gains) losses on strategic investments, net	(33,945)	71,116
Provision for accounts receivable allowances	22,204	26,727
Unrealized foreign exchange losses	4,683	19,472
Non-cash operating lease cost	10,657	11,067
Amortization of discount/premium on marketable securities	(18,014)	4,821
Other	(3,415)	(167)
Changes in operating assets and liabilities:
Accounts receivable	13,631	(125,898)
Prepaid expenses and other assets	(83,888)	(136,619)
Deferred contract acquisition costs	(92,927)	(157,005)
Accounts payable	4,999	16,441
Accrued expenses and other liabilities	(58,951)	64,262
Deferred revenue	56,332	220,550
Operating lease liabilities, net	(11,101)	(11,350)
Net cash provided by operating activities	754,458	783,360
Cash flows from investing activities:
Purchases of marketable securities	(1,826,166)	(1,576,853)
Maturities of marketable securities	1,543,120	1,306,676
Purchases of property and equipment	(68,426)	(52,870)
Purchases of strategic investments	(51,000)	(61,550)
Proceeds from strategic investments	107,244	—
Cash paid for acquisition, net of cash acquired	(204,918)	(120,553)
Purchases of intangible assets	—	(3,211)
Net cash used in investing activities	(500,146)	(508,361)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,686	5,065
Proceeds from issuance of common stock for employee stock purchase plan	32,513	34,605
Proceeds from employee equity transactions to be remitted (remitted) to employees and tax authorities, net	1,259	(2,545)
Cash paid for repurchases of common stock	—	(425,946)
Net cash provided by (used in) financing activities	41,458	(388,821)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,781)	(16,111)
Net increase (decrease) in cash, cash equivalents, and restricted cash	291,989	(129,933)
Cash, cash equivalents, and restricted cash – beginning of period	1,100,243	1,073,353
Cash, cash equivalents, and restricted cash – end of period	$1,392,232	$943,420

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,380,121	$937,443
Restricted cash, current included in prepaid expenses and other current assets	11,856	5,708
Restricted cash, noncurrent included in other assets, noncurrent	255	269
Total cash, cash equivalents, and restricted cash	$1,392,232	$943,420
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023. There have been no significant changes to these policies during the six months ended July 31, 2023.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$808,425	71%	$762,690	69%	$1,593,022	71%	$1,491,071	69%
Asia Pacific (“APAC”)	144,915	13	149,355	14	285,786	13	298,175	14
Europe, Middle East, and Africa (“EMEA”)	185,336	16	187,413	17	365,232	16	384,012	17
Total	$1,138,676	100%	$1,099,458	100%	$2,244,040	100%	$2,173,258	100%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $115.6 million and $91.6 million as of July 31, 2023 and January 31, 2023, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of July 31, 2023 and January 31, 2023.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $593.9 million and $572.7 million, respectively, and $939.2 million and $867.6 million during the six months ended July 31, 2023 and 2022, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2023, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,504.4 million, which consists of both billed consideration in the amount of $1,369.8 million and unbilled consideration in the amount of $2,134.6 million that we expect to recognize as revenue. We expect to recognize 59% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of July 31, 2023 and January 31, 2023, our marketable securities consisted of the following:

	As of July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$67,269	$—	$—	$67,269
Agency bonds	1,445,880	7	(15,588)	1,430,299
Corporate and other debt securities	543,042	68	(4,635)	538,475
U.S. government agency securities	2,590,023	10	(28,254)	2,561,779
Treasury bills	50,596	—	(25)	50,571
Marketable securities	$4,696,810	$85	$(48,502)	$4,648,393

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$77,701	$—	$—	$77,701
Agency bonds	823,027	63	(12,440)	810,650
Corporate and other debt securities	555,354	385	(4,845)	550,894
U.S. government agency securities	2,910,572	150	(49,507)	2,861,215
Treasury bills	25,404	1	(29)	25,376
Marketable securities	$4,392,058	$599	$(66,821)	$4,325,836
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $25.2 million and $24.8 million as of July 31, 2023 and January 31, 2023, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $23.3 million and $42.0 million as of July 31, 2023 and January 31, 2023, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and six months ended July 31, 2023 and 2022.
The following table presents the contractual maturities of our marketable securities as of July 31, 2023 and January 31, 2023:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Less than one year	$2,757,001	$2,743,677
Due in one to five years	1,891,392	1,582,159
Total	$4,648,393	$4,325,836

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$92,139	$185,732	$95,070	$372,941
Debt securities	3,752	—	—	3,752
Strategic investments	$95,891	$185,732	$95,070	$376,693
Strategic investments by form and measurement category as of January 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$171,975	$118,763	$93,854	$384,592
Debt securities	14,400	—	—	14,400
Strategic investments	$186,375	$118,763	$93,854	$398,992
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
In the second quarter of fiscal year 2024, we sold a total of $107.2 million of strategic investments in equity securities of public companies. The gains on sale, which were not material, were recorded through gains (losses) on strategic investments, net in the condensed consolidated statements of operations.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of July 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$801,409	$801,409	$—	$—
Treasury bills	71,187	—	71,187	—
Cash equivalents	872,596	801,409	71,187	—
Commercial paper	67,269	—	67,269	—
Agency bonds	1,430,299	—	1,430,299	—
Corporate and other debt securities	538,475	—	538,475	—
U.S. government agency securities	2,561,779	—	2,561,779	—
Treasury bills	50,571	—	50,571	—
Marketable securities	4,648,393	—	4,648,393	—
Certificates of deposit included in other assets, noncurrent	255	—	255	—
Publicly held equity securities included in strategic investments	92,139	92,139	—	—
Privately held debt securities included in strategic investments	3,752	—	—	3,752
Total financial assets	$5,617,135	$893,548	$4,719,835	$3,752

	As of January 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$310,571	$310,571	$—	$—
Cash equivalents	310,571	310,571	—	—
Commercial paper	77,701	—	77,701	—
Agency bonds	810,650	—	810,650	—
Corporate and other debt securities	550,894	—	550,894	—
U.S. government agency securities	2,861,215	—	2,861,215	—
Treasury bills	25,376	—	25,376	—
Marketable securities	4,325,836	—	4,325,836	—
Certificates of deposit included in other assets, noncurrent	272	—	272	—
Publicly held equity securities included in strategic investments	171,975	171,975	—	—
Privately held debt securities included in strategic investments	14,400	—	—	14,400
Total financial assets	$4,823,054	$482,546	$4,326,108	$14,400
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of July 31, 2023, the developed technology and customer relationships both had a remaining useful life of 3.8 years.
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
Workvivo Limited
On April 21, 2023, we acquired 100% of the issued and outstanding share capital of Workvivo Limited (“Workvivo”), a private technology company that provides an employee experience platform, for an all-cash purchase consideration of $221.8 million. The acquisition extends our platform and offers our customers new ways to keep employees informed, engaged, and connected. The acquisition has been accounted for as a business combination.
In allocating the purchase consideration, $184.7 million was attributed to goodwill, $28.0 million to intangible assets (primarily consisting of $10.8 million to developed technology and $17.0 million to customer relationships), and $9.1 million to other net assets acquired. The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes.

At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of July 31, 2023, the developed technology and customer relationships both had a remaining useful life of 4.7 years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Accounts receivable, gross	$616,830	$590,610
Less: allowance for credit losses	(38,093)	(24,900)
Less: allowance for returns	(7,688)	(8,306)
Accounts receivable, net	$571,049	$557,404
Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2023 and 2022:

	2023	2022
	(in thousands)
Balance as of January 31	$24,900	$17,000
Provision for credit losses	30,250	25,606
Write-offs	(17,057)	(19,406)
Balance as of July 31	$38,093	$23,200

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Prepaid expenses	$204,768	$123,493
Other receivables	16,427	17,142
Restricted cash from international employee stock sales	11,856	13,141
Other	11,213	9,316
Prepaid expenses and other current assets	$244,264	$163,092
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Servers	$303,527	$249,776
Software	89,872	84,082
Computer and office equipment	46,780	48,325
Leasehold improvements	30,863	25,948
Furniture and fixtures	4,449	4,372
Property and equipment, gross	475,491	412,503
Less: accumulated depreciation and amortization	(199,610)	(159,682)
Property and equipment, net	$275,881	$252,821
Depreciation and amortization expense was $22.6 million and $19.6 million for the three months ended July 31, 2023 and 2022, respectively, and $44.6 million and $34.7 million for the six months ended July 31, 2023 and 2022, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Accounts receivable, noncurrent	$41,820	$92,031
Intangible assets subject to amortization, net	53,832	31,420
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	17,528	9,695
Other	12,303	19,489
Other assets, noncurrent	$150,722	$177,874

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Accrued expenses	$151,881	$160,189
Accrued compensation and benefits	111,791	139,105
Income tax liabilities	20,224	46,441
Sales and other non-income tax liabilities	30,968	33,859
Customer deposit liabilities	35,236	33,640
Operating lease liabilities, current	23,512	22,790
Other	23,656	21,692
Accrued expenses and other current liabilities	$397,268	$457,716
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2023	January 31, 2023

	(in thousands)
Sales and other non-income tax liabilities	$43,640	$42,321
Other	27,045	24,874
Other liabilities, noncurrent	$70,685	$67,195

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the six months ended July 31, 2023, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 8. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
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

Legal Proceedings
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that requires defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint.
We are vigorously defending ourselves against these lawsuits. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
Beginning on March 30, 2020, multiple putative class actions were filed against us in various U.S. federal district courts and state courts relating to our alleged privacy and security practices, including alleged data sharing with third parties (the “U.S. Privacy Class Actions”). The plaintiffs claim violations of a variety of state consumer protection and privacy laws, and also assert state constitutional and common law claims, such as negligence and unjust enrichment. The U.S. Privacy Class Actions seek to certify both nationwide and state-specific classes of individuals using our services in certain time periods. The plaintiffs seek various forms of injunctive and monetary relief, including restitution, statutory and actual damages, punitive damages, and attorneys’ fees. The federal cases have been transferred to and consolidated in the NDCA with our consent; lead plaintiffs’ counsel have been appointed; and plaintiffs filed their first amended consolidated class action complaint on October 28, 2020. On March 11, 2021, the court granted in part, and denied in part, our motion to dismiss, and gave plaintiffs leave to amend. On July 30, 2021, we entered into a settlement agreement with plaintiffs to settle the action on a classwide basis, and plaintiffs filed a motion for preliminary approval of the settlement with the court on July 31, 2021. On October 21, 2021, the Court preliminarily approved the settlement. Under the terms of the settlement, we have paid $85.0 million into an escrow account that will be used to pay claims filed by settlement class members, attorneys’ fees and expenses, administrative costs, and service payments to plaintiffs. On April 21, 2022, the Court granted final approval of the settlement. On May 19, 2022, two objectors to the settlement appealed the Court's final approval order. On May 20, 2022, a third objector appealed the Court’s final approval order. On October 17, 2022, we, plaintiffs, and all three objector-appellants agreed to settle the appeals, and on October 27, 2022, we and plaintiffs initiated proceedings in the district court to obtain Court approval of the settlements, which the district court approved on December 16, 2022. On January 13, 2023, a new objector appealed the court’s December 16, 2022 approval of the settlements of the prior appeals, and on March 31, 2023, the Ninth Circuit dismissed the new appeal. With the appeals resolved, the class action settlement is final and the settlement administrator is in the process of making payments to claimants.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement, which is to be filed no later than October 20, 2023. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the three months ended July 31, 2023, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our condensed consolidated statement of operations for the six months ended July 31, 2023. No additional legal settlement charges were recorded for the three months ended July 31, 2023.
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
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Exercised	(1,044,922)	$7.36		$64,515
Canceled/forfeited/expired	(20,667)	$92.81
Outstanding as of July 31, 2023	3,735,027	$8.00	4.4	$246,235
Vested and expected to vest as of July 31, 2023	3,735,027	$8.00	4.4	$246,235
Exercisable as of July 31, 2023	3,734,578	$7.99	4.4	$246,235
As of July 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options was not material.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	21,868,533	$109.31
Granted	13,450,561	$68.93
Vested	(5,535,351)	$110.16
Canceled/forfeited	(2,946,033)	$105.91
Unvested as of July 31, 2023	26,837,710	$89.28
As of July 31, 2023, unrecognized stock-based compensation expense related to RSUs was $2,091.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of July 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $62.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$37,535	$37,177	$75,624	$68,327
Research and development	82,037	69,701	163,503	125,452
Sales and marketing	93,918	110,161	206,511	203,956
General and administrative	48,019	38,476	98,216	67,143
Total stock-based compensation expense	$261,509	$255,515	$543,854	$464,878
Benefit from income taxes	(48,766)	(54,117)	(98,443)	(97,032)
Total stock-based compensation expense recorded to net income	$212,743	$201,398	$445,411	$367,846
9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our current workforce by approximately 15%.
For the three months ended July 31, 2023, we recorded net restructuring costs (benefits) of $(0.2) million, which consisted of $(0.4) million related to employee transition, severance payments, and employee benefits; and $0.2 million for other related expenses. For the six months ended July 31, 2023, we recorded net restructuring costs of $73.0 million, which consisted of $54.4 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.3 million for other related expenses. The execution of the Plan was completed as of July 31, 2023.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the three and six months ended July 31, 2023:

	Three Months Ended July 31, 2023	Six Months Ended July 31, 2023
	(in thousands)
Cost of revenue	$24	$7,119
Research and development	327	19,629
Sales and marketing	(911)	32,930
General and administrative	373	13,315
Total restructuring expenses	$(187)	$72,993
The following table summarizes our restructuring liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet:

	Severance and termination benefits	Other
	(in thousands)
Balance as of January 31, 2023	$—	$—
Restructuring expenses	54,361	1,339
Cash payments	(54,361)	(1,339)
Balance as of July 31, 2023	$—	$—
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
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands, except percentages)
Income before provision for income taxes	$250,373	$90,399	$293,603	$234,071
Provision for income taxes	68,399	44,649	96,185	74,663
Effective tax rate	27.3%	49.4%	32.8%	31.9%
We had a provision for income taxes of $68.4 million and $44.6 million for the three months ended July 31, 2023 and 2022, respectively. The provision for income taxes was $96.2 million and $74.7 million for the six months ended July 31, 2023 and 2022, respectively. The year-over-year change in effective tax rate for the three and six months ended July 31, 2023 was due primarily to changes in the valuation allowance, tax shortfalls and windfalls on stock-based compensation, and the foreign-derived intangible income deduction. For both the three and six months ended July 31, 2023 and July 31, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits, offset by tax shortfalls on stock-based compensation, the valuation allowance recorded on certain deferred tax assets, and other compensation-related permanent differences.
During the three and six months ended July 31, 2023, there were no material changes to the total amount of unrecognized tax benefits and we do not expect any significant changes in the next 12 months.
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

11.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$153,573	$28,401	$38,594	$7,156	$166,420	$30,998	$134,075	$25,333
Less: undistributed earnings attributable to participating securities	—	—	—	(4)	—	—	—	(19)
Net income attributable to common stockholders, basic	$153,573	$28,401	$38,594	$7,152	$166,420	$30,998	$134,075	$25,314
Reallocation of net income attributable to common stockholders	(1,468)	1,468	(518)	518	(1,662)	1,662	(1,959)	1,959
Net income attributable to common stockholders, diluted	$152,105	$29,869	$38,076	$7,670	$164,758	$32,660	$132,116	$27,273
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	252,413,018	46,680,434	251,878,556	46,674,823	250,603,102	46,678,744	251,400,283	47,465,393
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	255,717,521	50,215,075	255,661,184	51,499,656	254,587,009	50,467,762	254,389,537	52,513,427
Net income per share attributable to common stockholders, basic	$0.61	$0.61	$0.15	$0.15	$0.66	$0.66	$0.53	$0.53
Net income per share attributable to common stockholders, diluted	$0.59	$0.59	$0.15	$0.15	$0.65	$0.65	$0.52	$0.52
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	9,214,305	—	6,451,823	—	10,083,918	—	5,113,608	—
Purchase rights committed under the ESPP	2,347,590	—	1,757,812	—	2,208,209	—	995,341	—
Outstanding stock options	108,647	—	103,406	—	116,349	—	51,703	—
Total	11,670,542	—	8,313,041	—	12,408,476	—	6,160,652	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2023 and 2022 that are reserved for the sole purpose of being transferred to nonprofit organizations.

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
Our revenue was $1,138.7 million and $1,099.5 million for the three months ended July 31, 2023 and 2022, respectively, representing period-over-period growth of 3.6%. We had net income of $182.0 million and $45.8 million for the three months ended July 31, 2023 and 2022, respectively. Our revenue was $2,244.0 million and $2,173.3 million for the six months ended July 31, 2023 and 2022, respectively, representing period-over-period growth of 3.3%. We had net income of $197.4 million and $159.4 million for the six months ended July 31, 2023 and 2022, respectively. Net cash provided by operating activities was $754.5 million and $783.4 million for the six months ended July 31, 2023 and 2022, respectively.
Macroeconomic Conditions and Other Factors
Recent changes in macroeconomic conditions such as high inflation, potential recessionary environments, bank failures, and fluctuations in foreign currency exchange rates, have and may continue to cause uncertainty in our business. For the three and six months ended July 31, 2023, compared to the three and six months ended July 31, 2022, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have recently experienced elongated sales cycles as well as a decrease in overall corporate spending. In addition, for the three and six months ended July 31, 2023, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a $10.2 million and $28.7 million negative impact on revenue during the three and six months ended July 31, 2023, respectively. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
We are continuously monitoring the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. On February 7, 2023, as a result of the uncertain economic environment, we announced a restructuring plan intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The restructuring plan included a reduction of our current workforce by approximately 15%. The execution of the restructuring plan was completed as of July 31, 2023.
In addition, the global impacts of the Russian invasion of Ukraine, including various sanctions and export restrictions on Russia and Belarus by the United States, the United Kingdom, the European Union, and other governmental authorities remain highly uncertain. The Russia-Ukraine war impacted our EMEA revenue for the three and six months ended July 31, 2023. Our customers in Russia, Belarus, and Ukraine represented less than 1% of our net assets and total consolidated revenue as of and for the three and six months ended July 31, 2023. If the Russia-Ukraine war continues or worsens, leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Refer to “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for further discussions of the potential impacts of the current macroeconomic conditions on our business.
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
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 57.9% and 54.4% of total revenue for the three months ended July 31, 2023 and 2022, respectively, and 57.6% and 53.3% of total revenue for the six months ended July 31, 2023 and 2022, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of July 31, 2023 and 2022 was 109% and 120%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 42.1% and 45.6% of total revenue for the three months ended July 31, 2023 and 2022, respectively, and 42.4% and 46.7% of total revenue for the six months ended July 31, 2023 and 2022, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.2% and 3.6% per month for the three months ended July 31, 2023 and 2022, respectively, and 3.2% and 3.6% of total revenue for the six months ended July 31, 2023 and 2022, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of July 31, 2023 and 2022, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 72.8% and 69.4%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of product enhancements including a new trial for Zoom AI (Meeting Summary and Team Chat Compose), a new appointment planning tool (Zoom Scheduler), new features for Zoom Contact Center (Workforce Engagement Management), and ongoing enhancements for Zoom Phone, Meetings, Webinars, and Zoom Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of July 31, 2023.
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
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 29% and 31% of our total revenue for the three months ended July 31, 2023 and 2022, respectively, and 29% and 31% of our total revenue for the six months ended July 31, 2023 and 2022, respectively. The decrease in revenue from the rest of the world for the three months ended July 31, 2023 was due to the impact of the strengthening of the U.S dollar along with macroeconomic conditions in the

APAC and EMEA regions. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of July 31, 2023 and 2022, we had approximately 218,100 and 204,100 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 29% and 26% of total revenue for the three months ended July 31, 2023 and 2022, respectively, and 29% and 26% of total revenue for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and 2022, we had 3,672 and 3,116 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$754,458	$783,360
Less: purchases of property and equipment	(68,426)	(52,870)
Free cash flow (non-GAAP)	$686,032	$730,490
Net cash used in investing activities	$(500,146)	$(508,361)
Net cash provided by (used in) financing activities	$41,458	$(388,821)

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Revenue	$1,138,676	$1,099,458	$2,244,040	$2,173,258
Cost of revenue (1)	266,559	273,611	530,506	535,432
Gross profit	872,117	825,847	1,713,534	1,637,826
Operating expenses:
Research and development (1)	191,802	172,564	401,073	316,855
Sales and marketing (1)	373,373	400,474	795,877	763,257
General and administrative (1)	129,324	131,066	329,224	248,906
Total operating expenses	694,499	704,104	1,526,174	1,329,018
Income from operations	177,618	121,743	187,360	308,808
Gains (losses) on strategic investments, net	31,670	(34,712)	33,945	(71,116)
Other income (expense), net	41,085	3,368	72,298	(3,621)
Income before provision for income taxes	250,373	90,399	293,603	234,071
Provision for income taxes	68,399	44,649	96,185	74,663
Net income	$181,974	$45,750	$197,418	$159,408

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$37,535	$37,177	$75,624	$68,327
Research and development	82,037	69,701	163,503	125,452
Sales and marketing	93,918	110,161	206,511	203,956
General and administrative	48,019	38,476	98,216	67,143
Total stock-based compensation expense	$261,509	$255,515	$543,854	$464,878

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.4	24.9	23.6	24.6
Gross profit	76.6	75.1	76.4	75.4
Operating expenses:
Research and development	16.8	15.7	17.9	14.6
Sales and marketing	32.8	36.4	35.5	35.1
General and administrative	11.4	11.9	14.6	11.5
Total operating expenses	61.0	64.0	68.0	61.2
Income from operations	15.6	11.1	8.4	14.2
Gains (losses) on strategic investments, net	2.8	(3.2)	1.5	(3.3)
Other income (expense), net	3.6	0.3	3.2	(0.2)
Income before provision for income taxes	22.0	8.2	13.1	10.7
Provision for income taxes	6.0	4.0	4.3	3.4
Net income	16.0%	4.2%	8.8%	7.3%

Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Revenue	$1,138,676	$1,099,458	3.6%
Revenue for the three months ended July 31, 2023 increased by $39.2 million, or 3.6%, compared to the three months ended July 31, 2022. The increase in revenue was due to a 10.2% increase in revenue from subscription services provided to Enterprise customers, of which 57.9% and 42.1% were from existing and new customers, respectively. This increase was partially offset by a 4.3% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Cost of revenue	$266,559	$273,611	(2.6)%
Gross profit	872,117	825,847	5.6%
Gross margin	76.6%	75.1%
Cost of revenue for the three months ended July 31, 2023 decreased by $7.1 million, or 2.6%, compared to the three months ended July 31, 2022. The decrease was primarily due to a decrease of $8.5 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization.
Gross margin increased to 76.6% for the three months ended July 31, 2023 from 75.1% for the three months ended July 31, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Research and development	$191,802	$172,564	11.1%
Research and development expense for the three months ended July 31, 2023 increased by $19.2 million, or 11.1%, compared to the three months ended July 31, 2022. The increase was primarily due to higher personnel-related expenses of $16.4 million, which includes a $12.3 million increase in stock-based compensation and a $3.8 million increase in salaries, payroll taxes and benefits.
Sales and Marketing

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Sales and marketing	$373,373	$400,474	(6.8)%
Sales and marketing expense for the three months ended July 31, 2023 decreased by $27.1 million, or 6.8%, compared to the three months ended July 31, 2022. The decrease in sales and marketing expense was primarily due to lower personnel-

related expenses of $27.6 million, which includes a $16.2 million decrease in stock-based compensation and a decrease of $8.5 million in salaries, payroll taxes and benefits.
General and Administrative

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
General and administrative	$129,324	$131,066	(1.3)%
General and administrative expense for the three months ended July 31, 2023 decreased by $1.7 million, or 1.3%, compared to the three months ended July 31, 2022. The decrease in general and administrative expense was primarily due to a decrease of $11.2 million in legal expenses, including legal settlement and a $4.3 million decrease in bad debt expense, partially offset by an increase of $12.7 million in personnel-related expenses, which includes an increase of $9.5 million in stock-based compensation expense and an increase of $2.8 million in salaries, payroll taxes and benefits.
Gains (Losses) on Strategic Investments, Net

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$31,670	$(34,712)	191.2%
Gains on strategic investments, net of $31.7 million recognized during the three months ended July 31, 2023 was driven by net realized and unrealized gains recognized on our publicly held securities, while losses on strategic investments, net, of $34.7 million recognized during the three months ended July 31, 2022 was mainly driven by unrealized losses recognized on our publicly held securities.
Other Income (Expense), Net

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Other income (expense), net	$41,085	$3,368	1,119.9%
Other income (expense), net for the three months ended July 31, 2023 increased by $37.7 million, or 1119.9%, compared to the three months ended July 31, 2022. The increase was mainly due to $29.3 million in investment yield and an increase of $4.3 million related to changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Provision for income taxes	$68,399	$44,649	53.2%
Provision for income taxes for the three months ended July 31, 2023 increased by $23.8 million, or 53.2%, compared to the three months ended July 31, 2022. The year-over-year change was due primarily to the increase in income before taxes, an increase in the tax shortfalls on stock-based compensation, and other compensation-related permanent differences.

Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Revenue	$2,244,040	$2,173,258	3.3%
Revenue for the six months ended July 31, 2023 increased by $70.8 million, or 3.3%, compared to the six months ended July 31, 2022. The increase in revenue was due to a 11.4% increase in revenue from subscription services provided to Enterprise customers, of which 60.4% and 39.6% were from existing and new customers, respectively. This increase was partially offset by a 6.1% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Cost of revenue	$530,506	$535,432	(0.9)%
Gross profit	$1,713,534	$1,637,826	4.6%
Gross margin	76.4%	75.4%
Cost of revenue for the six months ended July 31, 2023 decreased by $4.9 million, or 0.9%, compared to the six months ended July 31, 2022. The decrease was due to a decrease of $26.8 million in costs mainly driven by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization partially offset by an increase of $20.0 million in personnel-related expenses, which includes an increase of $7.5 million in salaries, payroll taxes and benefits, restructuring and related expenses of $7.1 million, and an increase of $5.5 million in stock-based compensation expense.
Gross margin increased to 76.4% for the six months ended July 31, 2023 from 75.4% for the six months ended July 31, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Research and development	$401,073	$316,855	26.6%
Research and development expense for the six months ended July 31, 2023 increased by $84.2 million, or 26.6%, compared to the six months ended July 31, 2022. The increase was primarily due to higher personnel-related expenses of $76.8 million, which includes a $33.8 million increase in stock-based compensation expense, a $23.4 million increase in salaries, payroll taxes and benefits, and $19.6 million in restructuring and related expenses.
Sales and Marketing

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Sales and marketing	$795,877	$763,257	4.3%
Sales and marketing expense for the six months ended July 31, 2023 increased by $32.6 million, or 4.3%, compared to the six months ended July 31, 2022. The increase in sales and marketing expense was primarily due to higher personnel-related expenses of $26.1 million, which includes $32.9 million in restructuring and related expenses, an increase of $7.5 million in commissions expense, offset by a $8.7 million decrease in salaries, payroll taxes and benefits and a $5.6 million decrease in stock-based compensation expense; and an increase of $12.1 million in channel partner referral fees.
General and Administrative

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
General and administrative	$329,224	$248,906	32.3%
General and administrative expense for the six months ended July 31, 2023 increased by $80.3 million, or 32.3%, compared to the six months ended July 31, 2022. The increase in general and administrative expenses was primarily due to an increase of $43.8 million in personnel-related expenses, which includes a $28.1 million increase in stock-based compensation expense and $13.3 million in restructuring expense; and an increase of $36.8 million in legal expense, including litigation settlements.
Gains (Losses) on Strategic Investments, Net

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$33,945	$(71,116)	147.7%
Gains on strategic investments, net of $33.9 million recognized during the six months ended July 31, 2023 was driven by net realized and unrealized gains recognized on our publicly and privately held securities, while losses on strategic investments, net, of $71.1 million recognized during the six months ended July 31, 2022 was mainly driven by unrealized losses recognized on our publicly held securities.
Other Expense, Net

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Other expense, net	$72,298	$(3,621)	2,096.6%
Other expense, net for the six months ended July 31, 2023 increased by $75.9 million, or 2,096.6%, compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $55.7 million in investment yield and an increase of $11.7 million related to changes in foreign currency exchange rates.
Provision for Income Taxes

	Six Months Ended July 31,
	2023	2022	% Change

	(in thousands)
Provision for income taxes	$96,185	$74,663	28.8%
Provision for income taxes for the six months ended July 31, 2023 increased by $21.5 million, or 28.8%, compared to the six months ended July 31, 2022. The year-over-year change was due primarily to the increase in income before taxes, an increase in the tax shortfalls on stock-based compensation, and other compensation-related permanent differences.
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $6.0 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$754,458	$783,360
Net cash used in investing activities	$(500,146)	$(508,361)
Net cash provided by (used in) financing activities	$41,458	$(388,821)
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
Net cash provided by operating activities was $754.5 million for the six months ended July 31, 2023, compared to $783.4 million for the six months ended July 31, 2022. The decrease in operating cash flow was primarily due to the negative impact from changes in operating assets and liabilities of $42.3 million.
Investing Activities
Net cash used in investing activities of $500.1 million for the six months ended July 31, 2023 was due to net purchases of marketable securities of $283.0 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $68.4 million, and purchases of strategic investments of $51.0 million, offset by proceeds from strategic investments of $107.2 million.
Net cash used in investing activities of $508.4 million for the six months ended July 31, 2022 was primarily due to net purchases of marketable securities of $270.2 million, cash paid for acquisition, net of cash acquired, of $120.6 million, purchases of strategic investments of $61.6 million, and purchases of property and equipment of $52.9 million.

Financing Activities
Net cash provided by financing activities of $41.5 million for the six months ended July 31, 2023 was primarily due to proceeds from issuance of common stock under our ESPP of $32.5 million and proceeds from the exercise of stock options of $7.7 million.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the six months ended July 31, 2023 and 2022, 19.3% and 20.7% of our revenue, respectively and 13.3% and 12.6% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2023 and 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,380.1 million and marketable securities of $4,648.4 million as of July 31, 2023. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2023 and 2022.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending and could be reversed by the current FCC after Democrats gain control. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s new rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Cyber-attacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
We believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers, hosts, and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications and collaboration platform, rather than just one distinct product. For example, if users view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform that connects people through video, voice, chat and content sharing, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including from any delays or interruptions in service due to capacity constraints stemming from increased usage, from our privacy or security features, because of sentiment towards the providers of communication and collaboration technologies generally, or from our integration of new product functionalities using technologies with heightened public interest, could adversely affect our reputation and our ability to attract and retain hosts. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 29% and 31% of our revenue for the six months ended July 31, 2023 and 2022, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences that would impair our ability to expand further into certain markets. For example, the Chinese government has at times turned off our service in China without warning and requested that we take certain steps prior to restoring our service, such as designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2023 and 2022, 19.3% and 20.7% of our revenue, respectively, and 13.3% and 12.6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the quarter ended July 31, 2023, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Our ability to engage, retain, and increase our base of customers and hosts and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, have attracted and may in the future attract negative attention if they involve technologies with heightened public interest, may fail to engage, retain, and increase our base of customers and hosts or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers and hosts. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers and hosts, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, financial information Our data processing activities subject us to numerous privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.
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
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Many states such as Virginia, Colorado, Utah and Connecticut have similarly enacted comprehensive privacy, data protection and information security laws, that emulate the CCPA in many respects. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern related to privacy, data protection, and information security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR and 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, in each case, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Swiss Federal Act on Data Protection (“FADP”), also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances from September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

We also target customers in Asia and have operations in Japan and Singapore, and may be subject to new and emerging privacy, data protection, and information security regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms can be subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States.
We use AI and machine learning (“AI/ML”) technologies in our products and services. The development and use of AI/ML is subject to privacy, data protection, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. If we do not incorporate AI/ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). In particular, COPPA is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications and collaboration services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. If we fail to accurately anticipate the application, interpretation, or legislative expansion of applicable privacy, data protection, and information security laws, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
Individuals are increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising. Third-party platforms have introduced (or plan to introduce) measures to provide users with more privacy controls over targeted advertising activities, and regulators (including in the EEA/UK) are heavily scrutinizing the use of technologies used to deliver such advertisements. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising or other purposes. For example, in 2021, Apple began allowing users to more easily opt-out of activity tracking across devices. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising or other types of tracking. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy, data protection, and information security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. For example, the prior U.S. administration had threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed and proposed new or higher tariffs on U.S. products. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the new U.S. administration with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we have inadvertently made and may inadvertently make our software products available to some customers in potential violation of the EAR. Therefore, as warranted, we may submit voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, in March 2022, we submitted a voluntary self-disclosure to BIS regarding our compliance with certain U.S. export control laws and regulations, which BIS closed out with a warning letter with no referral for criminal or administrative prosecution, and no imposition of monetary fines or penalties.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2023, the holders of our outstanding Class B common stock held 64.7% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.3% of such voting power in the aggregate. As of July 31, 2023, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.5% of our outstanding capital stock but controlled approximately 31.3% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION

Trading Arrangements

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Aparna Bawa, Chief Operating Officer	Adoption	06/21/2023	X		166,944	07/31/2024

Velchamy Sankarlingam, President of Product & Engineering	Adoption	06/15/2023	X	109,965	08/23/2024
Eric S. Yuan, Chief Executive Officer	Adoption	06/02/2023	X	156,680	10/18/2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	10-K	001-38865	3.2	March 3, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: August 23, 2023	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2023	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)