Form 10-Q
period 2023-10-31
Zoom Video Communications, Inc.
filed 2023-11-21
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2023, the number of shares of the registrant’s Class A common stock outstanding was 257,786,492 and the number of shares of the registrant’s Class B common stock outstanding was 46,637,009.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2023

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
•We may be subject to, or respond to requests from law enforcement in connection with enforcement of, a variety of U.S. and international laws that could result in claims, increase the cost of operations, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,492,910	$1,086,830
Marketable securities	5,001,507	4,325,836
Accounts receivable, net of allowances of $39,652 and $33,206 as of October 31, 2023 and January 31, 2023, respectively	514,045	557,404
Deferred contract acquisition costs, current	205,169	223,250
Prepaid expenses and other current assets	271,128	163,092
Total current assets	7,484,759	6,356,412
Deferred contract acquisition costs, noncurrent	140,518	179,991
Property and equipment, net	291,844	252,821
Operating lease right-of-use assets	65,065	80,906
Strategic investments	353,022	398,992
Goodwill	307,295	122,641
Deferred tax assets	531,677	558,428
Other assets, noncurrent	143,292	177,874
Total assets	$9,317,472	$8,128,065
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,431	$14,414
Accrued expenses and other current liabilities	441,472	457,716
Deferred revenue, current	1,297,102	1,266,514
Total current liabilities	1,753,005	1,738,644
Deferred revenue, noncurrent	18,796	41,932
Operating lease liabilities, noncurrent	55,409	73,687
Other liabilities, noncurrent	76,861	67,195
Total liabilities	1,904,071	1,921,458
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of October 31, 2023 and January 31, 2023; zero shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2023 and January 31, 2023; 257,699,235 and 247,151,956 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively; 300,000,000 Class B shares authorized as of October 31, 2023 and January 31, 2023; 46,638,730 and 46,670,894 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	305	294
Additional paid-in capital	4,949,757	4,104,880
Accumulated other comprehensive loss	(27,109)	(50,385)
Retained earnings	2,490,448	2,151,818
Total stockholders’ equity	7,413,401	6,206,607
Total liabilities and stockholders’ equity	$9,317,472	$8,128,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	$1,136,727	$1,101,899	$3,380,767	$3,275,157
Cost of revenue	270,988	270,665	801,494	806,097
Gross profit	865,739	831,234	2,579,273	2,469,060
Operating expenses:
Research and development	196,832	195,946	597,905	512,801
Sales and marketing	374,378	427,747	1,170,255	1,191,004
General and administrative	125,140	141,033	454,364	389,939
Total operating expenses	696,350	764,726	2,222,524	2,093,744
Income from operations	169,389	66,508	356,749	375,316
(Losses) gains on strategic investments, net	(25,471)	(6,898)	8,474	(78,014)
Other income (expense), net	41,908	(4,861)	114,206	(8,482)
Income before provision for income taxes	185,826	54,749	479,429	288,820
Provision for income taxes	44,614	6,396	140,799	81,059
Net income	141,212	48,353	338,630	207,761
Undistributed earnings attributable to participating securities	—	—	—	(17)
Net income attributable to common stockholders	$141,212	$48,353	$338,630	$207,744
Net income per share attributable to common stockholders:
Basic	$0.47	$0.16	$1.13	$0.70
Diluted	$0.45	$0.16	$1.10	$0.68
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	302,493,182	295,537,026	299,037,999	297,765,848
Diluted	310,389,905	301,986,341	306,852,190	305,273,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income	$141,212	$48,353	$338,630	$207,761
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(2,892) and $7,802 for the three months ended October 31, 2023 and 2022, respectively, and $(7,013) and $17,417 for the nine months ended October 31, 2023 and 2022, respectively	9,598	(24,555)	23,276	(54,814)
Comprehensive income	$150,810	$23,798	$361,906	$152,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352
Issuance of common stock upon exercise of stock options	169,610	—	650	—	—	650
Issuance of common stock upon release of restricted stock units	3,212,328	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	259,589	—	—	259,589
Other comprehensive loss	—	—	—	9,598	—	9,598
Net income	—	—	—	—	141,212	141,212
Balance as of October 31, 2023	304,337,965	$305	$4,949,757	$(27,109)	$2,490,448	$7,413,401

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	298,086,507	$298	$3,830,745	$(48,161)	$2,207,515	$5,990,397
Issuance of common stock upon exercise of stock options	229,183	—	1,809	—	—	1,809
Issuance of common stock upon release of restricted stock units	959,192	1	(1)	—	—	—
Repurchases of common stock	(6,955,529)	(7)	(564,825)	—	—	(564,832)
Stock-based compensation expense	—	—	304,640	—	—	304,640
Other comprehensive loss	—	—	—	(24,555)	—	(24,555)
Net income	—	—	—	—	48,353	48,353
Balance as of October 31, 2022	292,319,353	$292	$3,572,368	$(72,716)	$2,255,868	$5,755,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,214,532	1	8,335	—	—	8,336
Issuance of common stock upon release of restricted stock units	8,747,679	9	(9)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	804,039	—	—	804,039
Other comprehensive income	—	—	—	23,276	—	23,276
Net income	—	—	—	—	338,630	338,630
Balance as of October 31, 2023	304,337,965	$305	$4,949,757	$(27,109)	$2,490,448	$7,413,401

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	1,087,238	1	7,051	—	—	7,052
Issuance of common stock upon release of restricted stock units	2,865,551	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	373,259	—	34,604	—	—	34,604
Repurchases of common stock	(11,044,500)	(11)	(990,767)	—	—	(990,778)
Stock-based compensation expense	—	—	771,969	—	—	771,969
Other comprehensive loss	—	—	—	(54,814)	—	(54,814)
Net income	—	—	—	—	207,761	207,761
Balance as of October 31, 2022	292,319,353	$292	$3,572,368	$(72,716)	$2,255,868	$5,755,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$338,630	$207,761
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	802,788	767,693
Amortization of deferred contract acquisition costs	203,908	186,626
Depreciation and amortization	77,179	57,921
Deferred income taxes	20,056	—
(Gains) losses on strategic investments, net	(8,474)	78,014
Provision for accounts receivable allowances	29,062	39,580
Unrealized foreign exchange losses	23,281	40,884
Non-cash operating lease cost	15,841	16,949
Amortization of discount/premium on marketable securities	(33,307)	4,156
Other	(5,251)	1,044
Changes in operating assets and liabilities:
Accounts receivable	71,993	(238,020)
Prepaid expenses and other assets	(124,455)	(163,721)
Deferred contract acquisition costs	(146,354)	(217,822)
Accounts payable	(2,258)	24,561
Accrued expenses and other liabilities	(15)	116,391
Deferred revenue	1,918	174,325
Operating lease liabilities, net	(16,931)	(17,668)
Net cash provided by operating activities	1,247,611	1,078,674
Cash flows from investing activities:
Purchases of marketable securities	(2,963,597)	(1,927,049)
Maturities of marketable securities	2,358,078	2,137,875
Purchases of property and equipment	(108,413)	(75,568)
Purchases of strategic investments	(52,800)	(65,050)
Proceeds from strategic investments	107,244	300
Cash paid for acquisition, net of cash acquired	(204,918)	(120,553)
Purchases of intangible assets	—	(10,568)
Net cash used in investing activities	(864,406)	(60,613)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,336	6,815
Proceeds from issuance of common stock for employee stock purchase plan	32,513	34,605
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(4,897)	671
Cash paid for repurchases of common stock	—	(990,778)
Net cash provided by (used in) financing activities	35,952	(948,687)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21,273)	(36,639)
Net increase (decrease) in cash, cash equivalents, and restricted cash	397,884	32,735
Cash, cash equivalents, and restricted cash – beginning of period	1,100,243	1,073,353
Cash, cash equivalents, and restricted cash – end of period	$1,498,127	$1,106,088

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,492,910	$1,096,174
Restricted cash, current included in prepaid expenses and other current assets	4,972	9,668
Restricted cash, noncurrent included in other assets, noncurrent	245	246
Total cash, cash equivalents, and restricted cash	$1,498,127	$1,106,088
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023. There have been no significant changes to these policies during the nine months ended October 31, 2023.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$814,311	71.6%	$773,576	70.2%	$2,407,333	71.2%	$2,264,647	69.1%
Asia Pacific (“APAC”)	143,917	12.7	146,196	13.3	429,703	12.7	444,372	13.6
Europe, Middle East, and Africa (“EMEA”)	178,499	15.7	182,127	16.5	543,731	16.1	566,138	17.3
Total	$1,136,727	100.0%	$1,101,899	100.0%	$3,380,767	100.0%	$3,275,157	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $132.3 million and $91.6 million as of October 31, 2023 and January 31, 2023, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of October 31, 2023 and January 31, 2023.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $600.8 million and $586.1 million, respectively, and $1,159.6 million and $1,058.7 million during the nine months ended October 31, 2023 and 2022, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2023, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,571.7 million, which consists of both billed consideration in the amount of $1,315.9 million and unbilled consideration in the amount of $2,255.8 million that we expect to recognize as revenue. We expect to recognize 58% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of October 31, 2023 and January 31, 2023, our marketable securities consisted of the following:

	As of October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$56,098	$—	$—	$56,098
Agency bonds	1,608,658	4	(11,879)	1,596,783
Corporate and other debt securities	590,977	41	(4,231)	586,787
U.S. government agency securities	2,731,636	19	(19,879)	2,711,776
Treasury bills	50,068	—	(5)	50,063
Marketable securities	$5,037,437	$64	$(35,994)	$5,001,507

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$77,701	$—	$—	$77,701
Agency bonds	823,027	63	(12,440)	810,650
Corporate and other debt securities	555,354	385	(4,845)	550,894
U.S. government agency securities	2,910,572	150	(49,507)	2,861,215
Treasury bills	25,404	1	(29)	25,376
Marketable securities	$4,392,058	$599	$(66,821)	$4,325,836
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $22.1 million and $24.8 million as of October 31, 2023 and January 31, 2023, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $13.9 million and $42.0 million as of October 31, 2023 and January 31, 2023, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and nine months ended October 31, 2023 and 2022.
The following table presents the contractual maturities of our marketable securities as of October 31, 2023 and January 31, 2023:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Less than one year	$2,774,308	$2,743,677
Due in one to five years	2,227,199	1,582,159
Total	$5,001,507	$4,325,836

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$65,724	$187,532	$95,975	$349,231
Debt securities	3,791	—	—	3,791
Strategic investments	$69,515	$187,532	$95,975	$353,022
Strategic investments by form and measurement category as of January 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$171,975	$118,763	$93,854	$384,592
Debt securities	14,400	—	—	14,400
Strategic investments	$186,375	$118,763	$93,854	$398,992
During the nine months ended October 31, 2023, we made a total of $52.8 million of strategic investments in equity securities of private companies. Based on the terms of these privately-held securities, we determined that we do not have a controlling interest nor the ability to exercise significant influence over the operating and financial policies of the investees. Therefore these investments are currently accounted for under the measurement alternative method.
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
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of October 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$865,017	$865,017	$—	$—
Treasury bills	164,958	—	164,958	—
Cash equivalents	1,029,975	865,017	164,958	—
Commercial paper	56,098	—	56,098	—
Agency bonds	1,596,783	—	1,596,783	—
Corporate and other debt securities	586,787	—	586,787	—
U.S. government agency securities	2,711,776	—	2,711,776	—
Treasury bills	50,063	—	50,063	—
Marketable securities	5,001,507	—	5,001,507	—
Certificates of deposit included in other assets, noncurrent	245	—	245	—
Publicly held equity securities included in strategic investments	65,724	65,724	—	—
Privately held debt securities included in strategic investments	3,791	—	—	3,791
Total financial assets	$6,101,242	$930,741	$5,166,710	$3,791

	As of January 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$310,571	$310,571	$—	$—
Cash equivalents	310,571	310,571	—	—
Commercial paper	77,701	—	77,701	—
Agency bonds	810,650	—	810,650	—
Corporate and other debt securities	550,894	—	550,894	—
U.S. government agency securities	2,861,215	—	2,861,215	—
Treasury bills	25,376	—	25,376	—
Marketable securities	4,325,836	—	4,325,836	—
Certificates of deposit included in other assets, noncurrent	272	—	272	—
Publicly held equity securities included in strategic investments	171,975	171,975	—	—
Privately held debt securities included in strategic investments	14,400	—	—	14,400
Total financial assets	$4,823,054	$482,546	$4,326,108	$14,400
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of October 31, 2023, the developed technology and customer relationships both had a remaining useful life of 3.5 years.
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

At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. As of October 31, 2023, the developed technology and customer relationships both had a remaining useful life of 4.5 years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Accounts receivable, gross	$553,697	$590,610
Less: allowance for credit losses	(33,329)	(24,900)
Less: allowance for returns	(6,323)	(8,306)
Accounts receivable, net	$514,045	$557,404
Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2023 and 2022:

	2023	2022
	(in thousands)
Balance as of January 31	$24,900	$17,000
Provision for credit losses	39,397	34,610
Write-offs	(30,968)	(27,265)
Balance as of October 31	$33,329	$24,345

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Prepaid expenses	$233,494	$123,493
Other receivables	23,531	17,142
Restricted cash from international employee stock sales	4,972	13,141
Other	9,131	9,316
Prepaid expenses and other current assets	$271,128	$163,092
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Servers	$333,665	$249,776
Software	92,055	84,082
Computer and office equipment	43,869	48,325
Leasehold improvements	35,785	25,948
Furniture and fixtures	3,335	4,372
Property and equipment, gross	508,709	412,503
Less: accumulated depreciation and amortization	(216,865)	(159,682)
Property and equipment, net	$291,844	$252,821
Depreciation and amortization expense was $23.5 million and $19.9 million for the three months ended October 31, 2023 and 2022, respectively, and $68.1 million and $54.6 million for the nine months ended October 31, 2023 and 2022, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Accounts receivable, noncurrent	$31,025	$92,031
Intangible assets subject to amortization, net	50,335	31,420
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	24,445	9,695
Other	12,248	19,489
Other assets, noncurrent	$143,292	$177,874

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Accrued expenses	$154,121	$160,189
Accrued compensation and benefits	163,768	139,105
Income tax liabilities	17,333	46,441
Sales and other non-income tax liabilities	28,226	33,859
Customer deposit liabilities	40,733	33,640
Operating lease liabilities, current	23,904	22,790
Other	13,387	21,692
Accrued expenses and other current liabilities	$441,472	$457,716
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2023	January 31, 2023

	(in thousands)
Sales and other non-income tax liabilities	$44,412	$42,321
Other	32,449	24,874
Other liabilities, noncurrent	$76,861	$67,195

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
As of October 31, 2023, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of approximately $520.0 million in addition to the corresponding amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC on March 3, 2023, mainly related to third-party cloud hosting.
Other Contingencies
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm.

Legal Proceedings
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that requires defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint. On October 18, 2023, defendants filed their motion to dismiss the amended complaint.
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
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion for preliminary approval of the settlement has been scheduled for December 7, 2023. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the three months ended July 31, 2023, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our condensed consolidated statement of operations for the nine months ended October 31, 2023. No additional legal settlement charges were recorded for the three months ended October 31, 2023.
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
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Exercised	(1,214,532)	$6.86		$75,266
Canceled/forfeited/expired	(22,230)	$92.95
Outstanding and exercisable as of October 31, 2023	3,563,854	$8.16	4.1	$188,163
As of October 31, 2023, all options have vested and there is no unrecognized stock-based compensation expense remaining.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	21,868,533	$109.31
Granted	17,141,593	$69.01
Vested	(8,747,679)	$105.71
Canceled/forfeited	(3,772,653)	$102.10
Unvested as of October 31, 2023	26,489,794	$85.46
As of October 31, 2023, unrecognized stock-based compensation expense related to RSUs was $1,927.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of October 31, 2023, unrecognized stock-based compensation expense related to the ESPP was $46.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$35,514	$41,449	$111,138	$109,776
Research and development	86,662	83,202	250,165	208,654
Sales and marketing	86,593	125,144	293,104	329,100
General and administrative	50,165	53,020	148,381	120,163
Total stock-based compensation expense	$258,934	$302,815	$802,788	$767,693
Benefit from income taxes	(48,646)	(53,995)	(147,089)	(151,027)
Total stock-based compensation expense recorded to net income	$210,288	$248,820	$655,699	$616,666
9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%.
The execution of the Plan was completed as of July 31, 2023, and therefore no restructuring expense was recorded for the three months ended October 31, 2023. For the nine months ended October 31, 2023, we recorded net restructuring costs of $73.0 million, which consisted of $54.4 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.3 million for other related expenses.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the nine months ended October 31, 2023:

Nine Months Ended October 31, 2023
(in thousands)
Cost of revenue	$7,119
Research and development	19,629
Sales and marketing	32,930
General and administrative	13,315
Total restructuring expenses	$72,993
The following table summarizes our restructuring liability that is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet:

	Severance and termination benefits	Other
	(in thousands)
Balance as of January 31, 2023	$—	$—
Restructuring expenses	54,361	1,339
Cash payments	(54,361)	(1,339)
Balance as of October 31, 2023	$—	$—
10.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands, except percentages)
Income before provision for income taxes	$185,826	$54,749	$479,429	$288,820
Provision for income taxes	44,614	6,396	140,799	81,059
Effective tax rate	24.0%	11.7%	29.4%	28.1%
The year-over-year change in effective tax rate for the three and nine months ended October 31, 2023 was due primarily to changes in the valuation allowance, tax shortfalls and windfalls on stock-based compensation, and the foreign-derived intangible income deduction. For both the three and nine months ended October 31, 2023 and October 31, 2022, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits, offset by tax shortfalls on stock-based compensation, the valuation allowance recorded on certain deferred tax assets, and other compensation-related permanent differences.
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

11.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income	$119,429	$21,783	$40,726	$7,627	$285,778	$52,852	$174,835	$32,926
Less: undistributed earnings attributable to participating securities	—	—	—	—	—	—	—	(17)
Net income attributable to common stockholders, basic	$119,429	$21,783	$40,726	$7,627	$285,778	$52,852	$174,835	$32,909
Reallocation of net income attributable to common stockholders	(920)	920	(568)	568	(2,634)	2,634	(2,516)	2,516
Net income attributable to common stockholders, diluted	$118,509	$22,703	$40,158	$8,195	$283,144	$55,486	$172,319	$35,425
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	255,832,539	46,660,643	248,917,590	46,619,436	252,365,545	46,672,454	250,595,877	47,169,971
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	260,488,614	49,901,291	250,803,759	51,182,582	256,573,508	50,278,682	253,217,436	52,056,376
Net income per share attributable to common stockholders, basic	$0.47	$0.47	$0.16	$0.16	$1.13	$1.13	$0.70	$0.70
Net income per share attributable to common stockholders, diluted	$0.45	$0.45	$0.16	$0.16	$1.10	$1.10	$0.68	$0.68
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	7,869,069	—	12,741,748	—	9,345,635	—	7,656,321	—
Purchase rights committed under the ESPP	1,573,013	—	2,395,761	—	1,996,477	—	1,462,148	—
Outstanding stock options	102,711	—	124,547	—	111,803	—	75,984	—
Total	9,544,793	—	15,262,056	—	11,453,915	—	9,194,453	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2023 and 2022 that are reserved for the sole purpose of being transferred to nonprofit organizations.

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
We generate revenue from the sale of subscriptions to our unified communications and collaboration platform. Subscription revenue is driven primarily by the number of paid hosts as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Events, Zoom Contact Center and Zoom Revenue Accelerator (formerly Zoom IQ for Sales). A host is any user of our unified communications and collaboration platform who initiates a Zoom Meeting and invites one or more participants to join that meeting. We refer to hosts who subscribe to a paid Zoom Meeting plan as “paid hosts.” We define a customer as a separate and distinct buying entity, which can be a single paid user or host or an organization of any size (including a distinct unit of an organization) that has multiple paid hosts. Our Zoom One Basic offering is free and gives hosts access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom One bundles: Zoom One Pro, Business, Business Plus, Enterprise, and Enterprise Plus. The Zoom One bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard and Mail and Calendar as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare and Government which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
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
Our revenue was $1,136.7 million and $1,101.9 million for the three months ended October 31, 2023 and 2022, respectively, representing period-over-period growth of 3.2%. We had net income of $141.2 million and $48.4 million for the three months ended October 31, 2023 and 2022, respectively. Our revenue was $3,380.8 million and $3,275.2 million for the nine months ended October 31, 2023 and 2022, respectively, representing period-over-period growth of 3.2%. We had net income of $338.6 million and $207.8 million for the nine months ended October 31, 2023 and 2022, respectively. Net cash provided by operating activities was $1,247.6 million and $1,078.7 million for the nine months ended October 31, 2023 and 2022, respectively.
Macroeconomic Conditions and Other Factors
Recent macroeconomic shifts, including high inflation, elevated interest rates, and the responses by central banking authorities, potential recessionary environments, and fluctuations in foreign currency exchange rates, have introduced uncertainty to our business. Additionally, the possibility of a U.S. federal government shutdown, resulting from budgetary challenges, may negatively impact global economic conditions, influencing corporate and consumer spending as well as capital market liquidity. For the three and nine months ended October 31, 2023, compared to the three and nine months ended October 31, 2022, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have impacted and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have recently experienced elongated sales cycles as well as a decrease in customers’ overall corporate spending. In addition, for the three and nine months ended October 31, 2023, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a $3.9 million and $32.6 million negative impact on revenue during the three and nine months ended October 31, 2023, respectively. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
We are continuously monitoring the impact of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. The implications of macroeconomic conditions on our business, results of operations and overall financial position, particularly in the long term, remain uncertain. On February 7, 2023, as a result of the uncertain economic environment, we announced a restructuring plan intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The restructuring plan included a reduction of our then-current workforce by approximately 15%. The execution of the restructuring plan was completed as of July 31, 2023.
In addition, the global impacts stemming from the Russian invasion of Ukraine and the recent conflict in Israel and the surrounding area continue to present a high level of uncertainty. Our customers in these regions collectively represented approximately 1% of our net assets and total consolidated revenue as of and for the three and nine months ended October 31, 2023. If the conflicts in these regions persist or worsen, possibly leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Refer to “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for further discussions of the potential impacts of the current macroeconomic conditions on our business.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Many customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Some of our larger customers start with a deployment of Zoom Meetings with one team, location, or geography, before rolling out our platform throughout their organization. Several of our largest customers have deployed our platform globally to their entire workforce following smaller initial deployments. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Spaces, Contact Center, Revenue Accelerator, Events and Developer Platform Solutions. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 58.1% and 55.7% of total revenue for the three months ended October 31, 2023 and 2022, respectively, and 57.7% and 54.1% of total revenue for the nine months ended October 31, 2023 and 2022, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid hosts within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of October 31, 2023 and 2022 was 105% and 117%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 41.9% and 44.3% of total revenue for the three months ended October 31, 2023 and 2022, respectively, and 42.3% and 45.9% of total revenue for the nine months ended October 31, 2023 and 2022, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.0% and 3.1% per month for the three months ended October 31, 2023 and 2022, respectively, and 3.1% and 3.4% of total revenue for the nine months ended October 31, 2023 and 2022, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of October 31, 2023 and 2022, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 73.2% and 70.7%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of new products and enhancements including Zoom AI Companion (a generative AI digital assistant with key capabilities including Smart Recordings, meeting summary, in-meeting queries, team chat compose, team chat summary, email compose and whiteboard content generation), new features for Zoom Contact Center (Workforce Management and Quality Management), Zoom Notes (a collaborative notetaking tool), integration of Workvivo into the Zoom desktop client, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Huddles, Webinars and Zoom Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of October 31, 2023.
We also recently announced several upcoming products including Zoom Docs (an AI-powered, multi-purpose workspace that is designed to revolutionize how teams create and collaborate) and an enhanced version of AI Companion that is designed to allow the handling of complex tasks across Zoom using information from multiple sources including third party applications. These products are expected to be generally available in 2024.
In April 2023, we acquired Workvivo, an employee experience platform that combines internal communication and engagement tools, a social intranet, and an employee app. With the acquisition, we continue our evolution to provide a collaboration platform that enables modern work and powers the digital-first workplace, offering our customers new ways to keep employees informed, engaged, and connected.
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
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 28.4% and 29.8% of our total revenue for the three months ended October 31, 2023 and 2022, respectively, and 28.8% and 30.9% of our total revenue for the nine months ended October 31, 2023 and 2022, respectively. The decrease in revenue from the rest of the world for the three months ended October 31, 2023 was due to the impact of the strengthening of the U.S dollar along with macroeconomic conditions in the APAC and EMEA regions. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of October 31, 2023 and 2022, we had approximately 219,700 and 209,300 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 29.0% and 27.0% of total revenue for the three months ended October 31, 2023 and 2022, respectively, and 29.0% and 26.3% of total revenue for the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023 and 2022, we had 3,731 and 3,286 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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

The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,247,611	$1,078,674
Less: purchases of property and equipment	(108,413)	(75,568)
Free cash flow (non-GAAP)	$1,139,198	$1,003,106
Net cash used in investing activities	$(864,406)	$(60,613)
Net cash provided by (used in) financing activities	$35,952	$(948,687)
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Revenue	$1,136,727	$1,101,899	$3,380,767	$3,275,157
Cost of revenue (1)	270,988	270,665	801,494	806,097
Gross profit	865,739	831,234	2,579,273	2,469,060
Operating expenses:
Research and development (1)	196,832	195,946	597,905	512,801
Sales and marketing (1)	374,378	427,747	1,170,255	1,191,004
General and administrative (1)	125,140	141,033	454,364	389,939
Total operating expenses	696,350	764,726	2,222,524	2,093,744
Income from operations	169,389	66,508	356,749	375,316
(Losses) gains on strategic investments, net	(25,471)	(6,898)	8,474	(78,014)
Other income (expense), net	41,908	(4,861)	114,206	(8,482)
Income before provision for income taxes	185,826	54,749	479,429	288,820
Provision for income taxes	44,614	6,396	140,799	81,059
Net income	$141,212	$48,353	$338,630	$207,761

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$35,514	$41,449	$111,138	$109,776
Research and development	86,662	83,202	250,165	208,654
Sales and marketing	86,593	125,144	293,104	329,100
General and administrative	50,165	53,020	148,381	120,163
Total stock-based compensation expense	$258,934	$302,815	$802,788	$767,693

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.8	24.6	23.7	24.6
Gross profit	76.2	75.4	76.3	75.4
Operating expenses:
Research and development	17.3	17.8	17.7	15.7
Sales and marketing	32.9	38.8	34.6	36.4
General and administrative	11.1	12.8	13.4	11.8
Total operating expenses	61.3	69.4	65.7	63.9
Income from operations	14.9	6.0	10.6	11.5
(Losses) gains on strategic investments, net	(2.2)	(0.6)	0.3	(2.4)
Other income (expense), net	3.6	(0.4)	3.3	(0.3)
Income before provision for income taxes	16.3	5.0	14.2	8.8
Provision for income taxes	3.9	0.6	4.2	2.5
Net income	12.4%	4.4%	10.0%	6.3%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Revenue	$1,136,727	$1,101,899	3.2%
Revenue for the three months ended October 31, 2023, increased by $34.8 million, or 3.2%, compared to the three months ended October 31, 2022. The increase in revenue was due to a 7.5% increase in revenue from subscription services provided to Enterprise customers, of which 47.1% and 52.9% were from existing and new customers, respectively. This increase was partially offset by a 2.4% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Cost of revenue	$270,988	$270,665	0.1%
Gross profit	865,739	831,234	4.2%
Gross margin	76.2%	75.4%
Cost of revenue for the three months ended October 31, 2023, increased by $0.3 million, or 0.1%, compared to the three months ended October 31, 2022. Cost of revenue remained flat as increased hosting costs associated with the introduction of Zoom AI Companion were offset by the net impact of the transition from third-party cloud hosting to internal data centers and cloud optimization, and a decrease in stock-based compensation expense.
Gross margin increased to 76.2% for the three months ended October 31, 2023, from 75.4% for the three months ended October 31, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Research and development	$196,832	$195,946	0.5%
Research and development expense for the three months ended October 31, 2023, increased by $0.9 million, or 0.5%, compared to the three months ended October 31, 2022. Research and development expense remained flat due to a $3.5 million increase in stock-based compensation expense, offset by a $3.0 million decrease in salaries, payroll taxes and benefits.
Sales and Marketing

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Sales and marketing	$374,378	$427,747	(12.5)%
Sales and marketing expense for the three months ended October 31, 2023, decreased by $53.4 million, or 12.5%, compared to the three months ended October 31, 2022. The decrease in sales and marketing expense was primarily due to a

$60.5 million decrease in personnel-related expenses, which includes a $38.6 million decrease in stock-based compensation expense, a $13.7 million decrease in salaries, payroll taxes and benefits, and a $8.2 million decrease in commissions expense.
General and Administrative

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
General and administrative	$125,140	$141,033	(11.3)%
General and administrative expense for the three months ended October 31, 2023, decreased by $15.9 million, or 11.3%, compared to the three months ended October 31, 2022. The decrease in general and administrative expense was primarily due to a $4.3 million decrease in outside contractor expenses, a $3.3 million decrease in legal expenses, and a $3.1 million decrease in bad debt expense.
(Losses) Gains on Strategic Investments, Net

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(25,471)	$(6,898)	269.3%
Losses on strategic investments, net for the three months ended October 31, 2023, increased by $18.6 million, or 269.3%, compared to the three months ended October 31, 2022. The increase was mainly due to changes in the values of our publicly held securities.
Other Income (Expense), Net

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Other income (expense), net	$41,908	$(4,861)	962.1%
Other income (expense), net for the three months ended October 31, 2023, increased by $46.8 million, or 962.1%, compared to the three months ended October 31, 2022. The increase was mainly due to a $44.0 million increase in investment yield from cash and marketable securities and a $2.7 million increase related to changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Provision for income taxes	$44,614	$6,396	597.5%
Provision for income taxes for the three months ended October 31, 2023 increased by $38.2 million, or 597.5%, compared to the three months ended October 31, 2022. The year-over-year change was due primarily to the increase in income before taxes, tax shortfalls on stock-based compensation, the foreign-derived intangible income deduction, and other compensation-related permanent differences.

Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Revenue	$3,380,767	$3,275,157	3.2%
Revenue for the nine months ended October 31, 2023, increased by $105.6 million, or 3.2%, compared to the nine months ended October 31, 2022. The increase in revenue was due to a 10.0% increase in revenue from subscription services provided to Enterprise customers, of which 68.8% and 31.2% were from existing and new customers, respectively. This increase was partially offset by a 4.7% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Cost of revenue	$801,494	$806,097	(0.6)%
Gross profit	$2,579,273	$2,469,060	4.5%
Gross margin	76.3%	75.4%
Cost of revenue for the nine months ended October 31, 2023, decreased by $4.6 million, or 0.6%, compared to the nine months ended October 31, 2022. The savings realized from transitioning from third-party cloud hosting to internal data centers and cloud optimization were offset by an increase in hosting costs associated with the introduction of Zoom AI Companion along with personnel-related expenses associated with restructuring.
Gross margin increased to 76.3% for the nine months ended October 31, 2023, from 75.4% for the nine months ended October 31, 2022. The increase in gross margin was mainly due to increased efficiencies as we expanded our internal data center capacity.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Research and development	$597,905	$512,801	16.6%
Research and development expense for the nine months ended October 31, 2023, increased by $85.1 million, or 16.6%, compared to the nine months ended October 31, 2022. The increase was primarily due to a $77.2 million increase in personnel-related expenses, which includes a $37.2 million increase in stock-based compensation expense, a $20.3 million increase in salaries, payroll taxes and benefits, and $19.6 million in restructuring and related expenses.
Sales and Marketing

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Sales and marketing	$1,170,255	$1,191,004	(1.7)%
Sales and marketing expense for the nine months ended October 31, 2023, decreased by $20.7 million, or 1.7%, compared to the nine months ended October 31, 2022. The decrease in sales and marketing expense was primarily due to a $34.3 million decrease in personnel-related expenses, which includes a $44.2 million decrease in stock-based compensation expense, and a $32.7 million decrease in salaries, payroll taxes and benefits, partially offset by $32.9 million in restructuring and related expenses, and a $9.6 million increase in commissions expense. Additionally, there was a $18.2 million increase in channel partner referral fees.
General and Administrative

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
General and administrative	$454,364	$389,939	16.5%
General and administrative expense for the nine months ended October 31, 2023 increased by $64.4 million, or 16.5%, compared to the nine months ended October 31, 2022. The increase in general and administrative expenses was primarily due to a $42.3 million increase in personnel-related expenses, which includes a $25.2 million increase in stock-based compensation expense and $13.3 million in restructuring expense. Additionally, there was a $33.5 million increase in legal expense, including litigation settlements.
(Losses) Gains on Strategic Investments, Net

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$8,474	$(78,014)	110.9%
Gains on strategic investments, net of $8.5 million recognized during the nine months ended October 31, 2023 was driven by net realized and unrealized gains recognized on our publicly and privately held securities, while losses on strategic investments, net, of $78.0 million recognized during the nine months ended October 31, 2022 was mainly driven by unrealized losses recognized on our publicly held securities.
Other Income (Expense), Net

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Other income (expense), net	$114,206	$(8,482)	1,446.5%
Other income (expense), net for the nine months ended October 31, 2023, increased by $122.7 million, or 1,446.5%, compared to the nine months ended October 31, 2022. The increase was mainly due to a $108.2 million increase in investment yield from cash and marketable securities, and a $14.4 million increase related to changes in foreign currency exchange rates.
Provision for Income Taxes

	Nine Months Ended October 31,
	2023	2022	% Change

	(in thousands)
Provision for income taxes	$140,799	$81,059	73.7%
Provision for income taxes for the nine months ended October 31, 2023 increased by $59.7 million, or 73.7%, compared to the nine months ended October 31, 2022. The year-over-year change was due primarily to the increase in income before taxes, tax shortfalls on stock-based compensation, the foreign-derived intangible income deduction, and other compensation-related permanent differences.
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $6.5 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the recent macroeconomic shifts, such as high inflation, elevated interest rates, and the responses by central banking authorities, potential recessionary environments, and the fluctuations in foreign currency exchange rates, could impact the timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Except for the additional outstanding non-cancelable purchase obligations disclosed in Footnote 7, Commitments and Contingencies, included in Part I, Item 1 on this Form 10-Q, there have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 3, 2023.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,247,611	$1,078,674
Net cash used in investing activities	$(864,406)	$(60,613)
Net cash provided by (used in) financing activities	$35,952	$(948,687)
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
Net cash provided by operating activities was $1,247.6 million for the nine months ended October 31, 2023, compared to $1,078.7 million for the nine months ended October 31, 2022. The increase in operating cash flow was primarily due to higher net income of $130.9 million.
Investing Activities
Net cash used in investing activities of $864.4 million for the nine months ended October 31, 2023 was due to net purchases of marketable securities of $605.5 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $108.4 million, and purchases of strategic investments of $52.8 million, offset by proceeds from strategic investments of $107.2 million.
Net cash used in investing activities of $60.6 million for the nine months ended October 31, 2022 was primarily due to cash paid for acquisition, net of cash acquired, of $120.6 million, purchases of property and equipment of $75.6 million, purchases of strategic investments of $65.1 million, and purchases of intangible assets of $10.6 million, partially offset by net maturities of marketable securities of $210.8 million.
Financing Activities
Net cash provided by financing activities of $36.0 million for the nine months ended October 31, 2023 was primarily due to proceeds from issuance of common stock under our ESPP of $32.5 million and proceeds from the exercise of stock options of $8.3 million.
Net cash used in financing activities of $948.7 million for the nine months ended October 31, 2022 was primarily due to cash paid for repurchases of common stock of $990.8 million, partially offset by proceeds from issuance of common stock under our ESPP of $34.6 million.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the nine months ended October 31, 2023 and 2022, 19.3% and 20.3% of our revenue, respectively and 13.5% and 11.3% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2023 and 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,492.9 million and marketable securities of $5,001.5 million as of October 31, 2023. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2023 and 2022.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate over the past year has stabilized but there are no assurances we will be able to sustain or increase it in future periods, and our revenue growth rate may decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments and fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, U.S. federal debt ceiling negotiations and the risk of a U.S. government shutdown, fluctuations in the foreign currency exchange rates and global impacts, including the Russian invasion of Ukraine, the conflict in Israel and the surrounding area and the United States' ongoing trade disputes with China and other countries. Some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we could experience a reduction in demand and loss of customers, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. We would lose customers as a result of customers ceasing to do business, and we could experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers.
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
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from customers will depend heavily on our ability to enhance and improve our platform; introduce new features and products; and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. In particular, advancements in technology such as artificial intelligence (“AI”) and machine learning are changing the way people work, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption, enhance privacy and security, and create organic user demand for our platform. There is no assurance that new additions or other future enhancements to our platform or new product experiences, features, or capabilities will be compelling to our users or gain market acceptance, or that they will perform as expected. If our research and development investments do not accurately anticipate user demand or if we fail to develop our platform in a manner that satisfies user preferences and requirements in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit

released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the 2018 rules and asked for comment on that proposal and on potential changes to those rules. We cannot predict whether or when the FCC will adopt new rules or the impact of any rules that may be adopted on our operations or business.
In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. In addition, the status of state regimes may be affected by the FCC's action in its new network neutrality proceeding. Under the FCC’s current rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers and hosts, impair our ability to attract new customers and hosts, and harm our business.
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
Cyber-attacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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

We will continue to make prioritization decisions to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may also prevent some of our customers and hosts from using or cause some of our customers and hosts to stop using our solutions and fail to upgrade or renew their subscriptions. Failures to meet customers’ and hosts’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and hosts, attract new customers and hosts, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer, host, and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
Many governments have enacted laws requiring companies to provide notice of data security incidents, including those recently promulgated by the SEC. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly. In addition, some of our customers require us to notify them of data security breaches.
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
Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand has led and could in the future lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with, our platform. For example, during the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our larger customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.8% and 30.9% of our revenue for the nine months ended October 31, 2023 and 2022, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences that would impair our ability to expand further into certain markets. For example, the Chinese government has at times turned off our service in China without warning and requested that we take certain steps prior to restoring our service, such as designating an in-house contact for law enforcement requests and transferring China-based user data housed in the United States to a data center in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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

•changes in diplomatic and trade relationships, including the continuing deterioration in diplomatic relations between the United States and China, the conflict in Israel and the surrounding area, and the continuing war between Russia and Ukraine, which can and has resulted in the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;
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
In June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took responding to law enforcement requests from the Chinese government. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.

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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2023 and 2022, 19.3% and 20.3% of our revenue, respectively, and 13.5% and 11.3% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the quarter ended October 31, 2023, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
For example, in June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Many states such as Virginia, Colorado, Utah and Connecticut have similarly enacted comprehensive privacy, data protection and information security laws that emulate the CCPA in many respects. Similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
We also target customers in Asia and have operations in Japan, Singapore and India, and may be subject to new and emerging privacy, data protection, and information security regimes in the region, including Japan’s Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, and India's new privacy legislation, the Digital Personal Data Protection Act.
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
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States.
We use AI and machine learning (“AI/ML”) technologies in our products and services, including through integrations with third parties. The development and use of AI/ML is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe have proposed or enacted laws governing AI/ML. For example, the EU GDPR regulates automated decision making and European regulators have proposed a stringent AI regulation that will take direct effect across all EU member states if adopted. Obligations on AI/ML may make it harder for us to conduct our business using, or build products incorporating, AI/ML, require us to change our business practices, require us to retrain our algorithms, or prevent or limit our use of AI/ML. If we do not develop or incorporate AI/ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and hosts do not widely adopt our new product AI/ML experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. These laws may be subject to legal challenges and changing interpretations. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). In particular, COPPA is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications and collaboration services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. If we fail to accurately anticipate the application, interpretation, or legislative expansion of applicable privacy, data protection, and information security laws, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
There have been various Congressional and executive efforts to eliminate or modify Section 230[A1] [A2] of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. The U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, but future cases may not yield the same results. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that would review both the Florida and Texas decisions, and a Supreme Court decision is expected during the first half of 2024. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Obligations related to privacy, data protection, and information security (and consumers' expectations regarding them) are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
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

We may be subject to, or respond to requests from law enforcement in connection with enforcement of, a variety of U.S. and international laws that could result in claims, increase the cost of operations or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.
We may be subject to, or respond to requests from law enforcement that are legally valid, appropriately scoped, and sufficiently detailed in connection with enforcement of, various civil and criminal laws, including those covering copyright, indecent content, child protection, consumer protection, telecommunications services, taxation, and similar matters. It may be difficult, expensive, and disruptive for us to address law enforcement requests, subpoenas and other legal process, and laws in various jurisdictions may conflict and hamper our ability to satisfy or comply with such requests, subpoenas and other legal process. There have been instances where improper or illegal content has been shared on our platform without our knowledge. As a service provider and as a matter of policy, we do not monitor user meetings. However, to protect user safety and prevent conduct that is illegal, violent, or harmful to others, we enforce our terms of service through use of a mix of tools that suggest when such activity may be occurring on our platform. We also recently created an in-product security feature that allows the host or co-host of a meeting to easily select a meeting participant that may be engaging in illegal or harmful behavior and send a report about that behavior to our trust and safety team for evaluation. Our trust and safety team may take further action as appropriate, including suspension or termination of the participant's account or referral to law enforcement. The laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions along with the users who shared such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content shared on our platform. Such publicity would harm our business.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2023, the holders of our outstanding Class B common stock held 64.4% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.1% of such voting power in the aggregate. As of October 31, 2023, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.4% of our outstanding capital stock but controlled approximately 31.1% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. Additionally, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which will be effective January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and may increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We recently published our ESG Report for fiscal year 2023, which describes, among other things, the measurement of our greenhouse gas emissions in 2021 and 2022 and our efforts to reduce emissions. In addition, our ESG Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, and inclusion. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Shane Crehan, Chief Accounting Officer	Adoption	10/12/2023	X		35,412	10/30/2024
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

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	10-K	001-38865	3.2	March 3, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: November 21, 2023	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2023	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)