Form 10-K
period 2024-01-31
Zoom Video Communications, Inc.
filed 2024-03-04
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 31, 2023 as reported by the Nasdaq Global Select Market on such date was approximately $18.6 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 16, 2024, the number of shares of the registrant’s Class A common stock outstanding was 260,899,571 and the number of shares of the registrant’s Class B common stock outstanding was 46,660,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2024.

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
•Our business depends on our ability to attract new customers, retain and upsell additional products and new product categories to existing customers, and upgrade free users to one of our paid offerings. Any decline in new customers, renewals, or upgrades would harm our business.
•Our revenue growth rate has fluctuated in prior periods, and may continue to decline in future periods.
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
•Our security measures, and those of the third parties upon which we rely, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
•We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our prospects and future results of operations.
•The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security laws, and other matters could harm our reputation and business or subject us to significant fines and liability.
•If we were to lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.
•We have significant and expanding operations outside the United States, which may subject us to increased business, regulatory, and economic risks that could harm our business.
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

PART I
Item 1. BUSINESS
Overview
Our mission is to provide one platform that delivers limitless human connection. Our culture of delivering happiness drives our mission and values and is fundamental to everything we do at Zoom.
Zoom is an intelligent, secure collaboration platform that makes connecting easier, more immersive, and more dynamic for businesses and individuals. We’re committed to evolving our platform in ways that empower limitless human connection and solve real business problems. All of our product innovation has a unified goal: to help streamline the workday through effective communication and collaboration tools. The Zoom platform makes teamwork more meaningful, drives impact with intelligence, strengthens customer relationships, and enables seamless workflows. Additionally, trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
Businesses of all sizes and individuals alike choose Zoom over other industry players for several reasons:
•We care for customers at Zoom speed: Zoom puts customers first. We are committed to providing a platform and products that people love. We put innovation in customers' hands quickly to serve their needs.
•Designed for hybrid work: Zoom is the only platform designed for hybrid communication and today’s unique hybrid work needs.
•Zoom just works: Ease of use is a core design principle, along with quality and reliability.
•Enterprise readiness: Zoom is built to meet the needs of enterprises, with robust reliability, security, compliance, and privacy capabilities and policies.
•Cost-effective and value-focused: The total cost of ownership of the Zoom platform, across the employee experience and customer experience, is less than that of our competitors.
•Open platform: The Zoom developer ecosystem enables customers to choose the apps and integrations they prefer. We offer more than 2,500 integrations, including with major software vendors.
We’re on a mission to reimagine the way we communicate and collaborate in a hybrid working world. Zoom brings employee and customer experience together into one platform that people love to use. Flagship products like Zoom Meetings, Zoom Phone, and Zoom Team Chat are among the core products on the platform that are critical to business communication and collaboration needs. We strive to continue building a platform that helps people work smarter, be more engaged with work, and better connect with each other. Artificial Intelligence (“AI”) has been core to Zoom’s product DNA over many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity.
In fiscal year 2024, Zoom continued to invest in AI and focused on three key areas regarding AI innovation: supporting individual productivity, powering better collaboration, and helping customer-facing teams delight their customers. We recently launched Zoom AI Companion, our smart assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables us to make Zoom’s AI capabilities accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
Zoom continues to be at the center of hybrid work. Our continued product innovation is laser-focused on supporting a hybrid work environment, with new innovations in areas such as document collaboration, hybrid workspaces, and employee communication. Our acquisition of Workvivo, an employee experience platform, deepened our commitment to creating a platform that is focused on connecting and engaging employees.
Unlike most Contact Center as a Service (“CCaaS”) solutions that are only optimized for voice, Zoom Contact Center is an omnichannel cloud contact center platform that is optimized for video and intentionally supports a robust suite of channels, such as voice and video, SMS, and webchat. The result is a one-stop shop designed for customer experience leaders to deliver excellence to their customers and to strengthen workforce engagement.
The happiness we deliver is recognized by our customers. Zoom has consistently earned high scores across customer review sites, Gartner Peer Insights, TrustRadius, and G2, including being recognized as a 2023 Top Rated Vendor in Unified Communications as a Service (“UCaaS”) by TrustRadius, and Leader badge for Zoom Contact Center by G2. Industry analysts also recognize our market leadership across our platform and products: Gartner has named Zoom a leader in the Magic Quadrant for UCaaS for the fourth year in a row, and Workvivo was named a leader in the Magic Quadrant for Intranet

Packaged Solutions. Forrester published its Forrester Wave for Conversational Intelligence, where Zoom Revenue Accelerator debuted as a Strong player. IDC named Zoom Events as a leader in its IDC MarketScape for Worldwide Virtual Events Applications. Zoom was also named to Fortune’s 2023 Most Admired Companies list for the third year in a row, and Fast Company’s 2022 Next Big Things in Tech list highlighted Zoom Events.
Our Growth Strategy
We focus on the following elements of our strategy to drive our growth:
•Keep our existing customers happy. We deliver happiness to our customers by giving them an experience that delights them. We respond to customer needs with action to drive positive user experiences. We believe these practices result in our high scores across customer review sites and will continue to generate referrals from our existing customers, providing meaningful viral adoption for the foreseeable future.
•Drive new customer acquisition. Our platform is designed to make it easy to host meetings. By attracting free users to our platform, we promote usage that allows them and their meeting attendees to experience the Zoom difference. We complement this lead-generation model with our multipronged go-to-market strategy that integrates the viral enthusiasm for our platform with optimal routes-to-market, including direct sales representatives, online channel, resellers, and strategic partners. This approach allows us to cost-effectively drive upgrades to our paid offering and expansion within organizations of all sizes and verticals.
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of communication and collaboration technologies. We strive to deliver the best experience to our users by dedicating a portion of engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base. Our core areas of focus will be bolstering innovation on products in the following categories: employee experience, customer experience, core communications and generative AI.
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
•Grow our developer ecosystem and continue to expand our platform. Through the Zoom Developer ecosystem, we enable customers and their developers to build their own solutions with our underlying platform technology, seamlessly embed our platform into their own offerings, and integrate their applications across Zoom products using our extensive library of application program interfaces (“APIs”) and selection of software development kits (“SDKs”). Our app marketplace further extends the value and adoption of Zoom with our customers through the development and distribution of apps and integrations. We continue to partner with video conferencing hardware and peripheral providers, as well as with software providers, including Palo Alto Networks, Zendesk, and Box.
Our Platform
We provide a unified communications and collaboration platform that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure meetings, phone, chat, content sharing and more. Our products are grouped under the following categories, which are further described below:
•Core Communications - Streamlining communications with an all-in-one app
•AI - Driving impact with intelligence
•Employee Experience - Making teamwork more meaningful
•Customer Experience - Strengthening customer relationships
•Developer Ecosystem - Enabling seamless workflows

Core Communications
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
Translated captions help to remove language barriers, connect people, and promote inclusivity in meetings and webinars. Zoom Meetings currently offers translated captions in 34 languages.
Zoom Phone
Zoom Phone is a cloud phone system for businesses that provides private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). Available stand-alone, or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom. As of January 31, 2024, Zoom Phone provided native PSTN connectivity in more than 45 countries and territories.
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
Zoom Phone Provider Exchange makes it easier for customers to choose their preferred PSTN provider partners, providing an improved way to connect with cloud peering partners, promote the discovery of new providers, and enable self-service of phone numbers from your selected partner. As of January 31, 2024, there are more than 90 countries and territories included in the Provider Exchange program.
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

Zoom Scheduler
Zoom Scheduler makes it easier to share availability and book appointments with people outside an organization. Zoom’s scheduling software is designed to work seamlessly with Zoom Meetings and Zoom Mail and Calendar, and integrates with Google and Microsoft 365.
AI
Zoom AI Companion
Zoom AI Companion, launched in September 2023, is Zoom’s generative AI digital assistant that delivers real-time digital assistance to help users improve productivity and work together more effectively across Zoom Meetings, Zoom Team Chat, Zoom Email, Zoom Whiteboard and Zoom Events. Zoom AI Companion uses a federated AI approach that incorporates Zoom’s own large language models with third-party models to deliver high-quality results and lower customer costs. Zoom AI Companion is included at no additional cost for customers with the paid services in their Zoom user accounts.
Employee Experience
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
Zoom Docs
Zoom Docs is a dedicated, modular, AI-powered workspace for efficient, dynamic hybrid collaboration. With Zoom Docs, users get a singular workspace designed to bring their teams together to share ideas and get more done, all powered by AI. It helps tie together our collection of communication modalities, with online word processing now threaded throughout the Zoom platform.
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
Zoom Notes
Zoom Notes is a new workspace to create and collaborate before, during, and after meetings. Zoom Notes allows users to create and share content within a Zoom Meeting and collaborate with others on the call for real-time inputs—eliminating the distraction of jumping between Zoom and third-party documents and tools. Users can even continue to work in Notes outside of meetings asynchronously and share them for collaboration anytime, anywhere. Zoom Notes is available to all users at no additional cost.
Zoom Clips

Zoom Clips is a convenient solution for capturing both video and screen content. Zoom Clips enables users to effortlessly and quickly record, edit, share, store, and analyze short video “clips,” as well as comment/react to other user’s clips, to keep the collaboration going. Clips are particularly valuable when demonstrating or showcasing product features or functionalities. Zoom Clips is included with the Zoom One plan.
Workvivo
Workvivo is an employee experience service that combines internal communication and engagement tools, a social intranet, and an employee app. Workvivo provides a new way for customers to keep their employees informed, engaged, and connected. Workvivo consists of a monthly subscription and optional add-on features for an additional fee.
Customer Experience
Zoom Contact Center
Zoom Contact Center is an omnichannel, AI powered solution that helps empower and upskill agents, improve operational effectiveness and strengthen customer relationships. Built on Zoom’s reliable and secure platform, Zoom Contact Center enriches customer engagement by delivering highly personalized and seamless customer journeys across all channels.
Zoom Virtual Agent
Zoom Virtual Agent is an intelligent conversational AI and chatbot solution that uses natural language processing and machine learning to accurately understand and instantly resolve issues for customers.
Zoom Workforce Engagement Management
Zoom’s Workforce Engagement Management suite is designed to improve agent performance and engagement, supercharge contact center operational efficiency, reduce supervisor workloads, and ultimately deliver a better customer experience - all within a single product suite.
Zoom Revenue Accelerator
Zoom Revenue Accelerator is conversation intelligence software for Zoom Meetings and Zoom Phone, which provides sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences by reconciling call analytics with CRM data.
Zoom Events
Built on Zoom’s reliable and secure video technology, Zoom Events allows event hosts to seamlessly create and manage virtual and hybrid events of any size. Zoom Events offers features such as event hubs, dedicated corporate event spaces, customizable registration and ticketing, attendee networking, Expo Floor and event analytics. This comprehensive solution is designed to simplify how users manage, host, market, and report on all of their virtual and hybrid events.
Zoom Sessions
Zoom Sessions allows customers to use the signature features of Zoom Events for a single-session event, including branded registration and event pages, live polling, surveys and chat, advanced reporting and the ability to organize upcoming and past events in one place.
Zoom Webinars
Zoom Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom Webinars can scale up to 100,000 attendees and 1,000 interactive video panelists. With webinars, customers have control over the video viewing experience and attendees join to listen, learn and interact using chat, Q&A, live polling and more. Our powerful third-party integrations help users maximize usage of their webinars and expand capabilities with paid registration, marketing automation, lead nurturing, and learning management.
Developer Ecosystem
Zoom Developer Platform
The Zoom Developer Platform enables developers, platform integrators, service providers, and customers to easily build apps and integrations that use Zoom’s video-based communications solutions across video, phone, and chat, or integrate

Zoom’s core technology into their products and services, with opportunities for co-marketing, discovery and distribution. Our developer platform also allows Zoom customers to administer their accounts including managing app requests and provisioning, as well as optimizing account usage with access to dashboards and usage metrics. With our SDKs, APIs, webhooks and extensive developer resources, Zoom, third-party developers, and partners build applications that integrate our platform with other globally in-demand applications, platforms, websites, and services. Our customers also have access to tools and resources to develop private applications that integrate Zoom and Zoom technology into their workflows and systems.
Zoom App Marketplace
Our App Marketplace brings together integrations built by Zoom and third-party developers, making it easy for developers to publish their apps and for customers to enhance their Zoom experience with new functionalities. The App Marketplace features third-party integrations connecting Zoom with best of breed apps, Zoom Apps (third-party apps integrated into the Zoom experience) and SDK apps, including apps built by ISV program partners using our Meeting SDK. Key integrations include Google Workspace, Calendly, Slack, Microsoft Teams, Salesforce, Otter.ai, Hubspot, Asana, Kahoot! and Miro.
Zoom Apps
Zoom Apps combine users’ favorite apps with the power of video communications by allowing users to access them directly in Zoom Meetings. Users can enrich their Zoom experience with a variety of apps that cover many use cases, including whiteboarding, project management, note-taking, gaming, and more. Zoom Essential Apps, launched January 2023, provides access to a curated list of apps at no cost for one year after app activation for Zoom One Pro, Business and Business Plus users to enhance their Zoom experience such as through visual agendas, automated tools to keep meetings on track and interactive activities to add energy and fun to meetings.
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
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, nonprofit/not for profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2024.
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
Marketing
Our marketing team’s primary objective is to create preference for our brand by leveraging our brand recognition, enhancing brand perception, and engaging our users with virtual events, content, social media, and customer advisory councils. We implement targeted online and out-of-home advertising. Our events strategy is based on a combination of online, in-person and hybrid approaches. Zoomtopia, our annual user conference, provides a hybrid experience for tens of thousands of in-person and virtual attendees.
Research and Development

We drive our business with constant innovation. We have research and development presence in China, India, Singapore and the United States, which we believe is a strategic advantage for us, allowing us to invest more in increasing our product capabilities in an efficient manner with a “follow the sun” strategy. For information on the risks associated with our international operations, see “Risks Related to Our Business and Our Industry” under “Item 1A - Risk Factors.”
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
In certain circumstances, we license intellectual property from third parties for use in our products. This may include open source software. We take steps to ensure compliance with the terms of the licenses governing such licensed technology. We believe our business is not materially dependent on any individual patent, trademark, copyright, trade secret, license, or other intellectual property right. For information on the risks associated with our intellectual property, see “Risks Related to Our Intellectual Property” under “Item 1A - Risk Factors.”
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see “Risks Related to Laws and Regulations” under “Item 1A - Risk Factors.”
Human Capital
As of January 31, 2024, we had 7,420 full-time employees. Of these employees, 3,797 are in the United States and 3,623 are in our international locations. None of our U.S. employees are represented by a labor union. Employees in two of our non-U.S. subsidiaries have the benefit of a collective bargaining agreement and are represented by a workers’ council. We have not experienced interruptions of operations or any work stoppages due to labor disagreements.

Our Culture of Happiness
We are focused on delivering happiness to our employees and customers. We strive to change the way business is done through our communications technology and our company culture. We take happiness so seriously that we have an employee-led happiness committee and crew to facilitate and amplify our efforts to deliver happiness to our employees and customers.
Our culture of delivering happiness drives our mission and values and is fundamental to everything we do at Zoom:
•Mission. One platform that delivers limitless human connection
•Values. We care for our customers, company, communities, teammates, selves
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Zoom was prominently featured in the computer software category on Fortune’s ‘Most Admired Companies’ list. Additionally, it was named to the Variety500, an award that recognizes the most influential business leaders shaping the industry.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (www.zoom.com) and the investor relations section of our website

(investors.zoom.us). We use these channels, as well as social media, including our blog (blog.zoom.us), our X (formerly Twitter) account (@zoom_us), our LinkedIn page (linkedin.com/company/zoom-video-communications), our Instagram page (instagram.com/zoom), our TikTok page (tiktok.com/@zoom), and our Facebook page (facebook.com/zoomvideocommunications), to communicate with investors and the public about Zoom, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in Zoom to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
Our business depends upon our ability to attract new customers, and maintain and expand our relationships with our existing customers, including upselling additional products and new product categories to our existing customers and upgrading users from a free plan to one of our paid offerings.
Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. Customers may also terminate or reduce the size of their existing subscriptions. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a customer no longer having a need for our products, or a belief that a competitor’s product is better, more secure, or less expensive than our products and platform. For example, during the COVID-19 pandemic, we saw a significant increase in usage and subscriptions. As a result, our customer base shifted largely from businesses and enterprises to a mix of businesses, enterprises, and consumers. Following the pandemic, some of our customers reduced or discontinued their use of our platform, and additional customers may do so in the future. Additionally, this shift in mix has resulted and may continue to result in higher non-renewal rates than we have experienced in the past. Renewals are also impacted by reductions in customer information technology spending budgets or a decision by the customer to consolidate their spending budgets on one of our competitor’s platforms, both of which are more likely to occur during periods of high inflation or recessionary or uncertain economic environments. We must continually add new customers and licenses to grow our business and to replace customers and licenses who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
We encourage customers to purchase additional products and encourage users of our free offering to upgrade to one of our paid offerings by recommending additional features and through in-product prompts and notifications. However, free users may never upgrade to one of our paid offerings. We also seek to expand within organizations by adding new licenses, having workplaces purchase additional products, or expanding the use of our platform into other teams and departments within an organization. If we fail to upsell our customers or upgrade free users to one of our paid offerings or expand the number of licenses within organizations, our business would be harmed.
Our revenue growth rate has fluctuated in prior periods, and may continue to decline in future periods.
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. There are no assurances we will be able to sustain or increase our revenue growth in future periods, and our revenue growth rate may continue to decline in future periods. Many factors may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as inflation, recessionary or uncertain economic environments, fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
Interruptions, delays, or outages in service from our co-located data centers and a variety of other factors, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business, as well as Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, local administrative actions, changes to legal or permitting requirements, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers to terminate their subscriptions and adversely affect our ability to attract new customers. Our ability to attract and retain customers and licenses depends on our ability to provide customers and users with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
Additionally, if our data centers are unable to keep up with our increasing needs for capacity, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our unified communications and collaboration platform because of its reliability and performance. We plan to continue our practice of opening new co-located data centers throughout the world to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers.
We do not control, or in some cases have limited control over, the operation of the co-located data center facilities we use, and they are vulnerable to damage or interruption from human error; intentional bad acts; earthquakes; floods; fires; hurricanes; war; terrorist attacks; power losses; hardware failures; systems failures; telecommunications failures; disease; and other public health related measures, any of which could disrupt our service. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services and our disaster recovery planning may not account for all eventualities. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at the facilities would harm our business.
We operate in competitive markets, and we must continue to compete effectively.
The market for communication and collaboration technologies platforms is competitive and rapidly changing, and existing and new market entrants, particularly established companies with greater resources than we have, that provide technologies to improve communication and collaboration technologies platforms, such as AI and machine learning, could also increase the level of competition in the market. Certain features of our current platform compete in the communication and collaboration technologies market with products offered by:

•bundled productivity solutions providers with video functionality, including Microsoft Teams and Google G Suite and Meet products;
•legacy web-based meeting providers, including Cisco Webex and GoTo;
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
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which competes against companies that offer similar services, such as Five9, Inc., Genesys and NICE inContact, and new competitors that may enter that market in the future. As we continue to build out our platform, we may face increased competition against companies that offer similar services and new competitors that may enter that market in the future. During the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our platform is also price sensitive. Many factors, including our marketing, user acquisition, and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products, or services that compete with our platform, or may bundle and offer a broader range of products and services than we do. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Furthermore, third parties could build products similar to ours that rely on open source software. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure from these third parties to the extent that users find such alternative products to be sufficient to meet their needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business. We, on occasion, offer customers a free period of time at the beginning of the subscription term that can result in deferred billings or long-term accounts receivable and increase the risk of loss on uncollected accounts receivable.
Our results have fluctuated and may in the future fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations have fluctuated and may in the future fluctuate significantly, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, during fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic, a significant portion of which was attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity. Fluctuation in our results may negatively impact the value of our securities. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:
•our ability to retain and upgrade customers to higher-priced plans;
•our ability to attract new customers and upgrade free users to one of our paid offerings;
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, U.S. federal debt ceiling negotiations and the risk of a U.S. government shutdown, fluctuations in the foreign currency exchange rates and global impacts, including the Russian invasion of Ukraine, the conflict in Israel and the surrounding area and the United States' ongoing trade disputes with China and other countries. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
As we increase sales to large organizations, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges.
We invest significant resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which have and may continue to lengthen our sales cycle. We have also faced and may in the future face unexpected deployment challenges with large organizations or more complicated deployment of our some or all aspects of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.

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
•a reduction in customer information technology spending budgets, or a consolidation of spending budgets on our competitors' platforms, especially during periods of inflation or recessionary or uncertain economic environments;
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
We have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds on our sales and marketing efforts to attract new customers, expand the number of licenses and services used by our customers and develop and enhance our products. We also intend to continue investing in general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, addressing security and privacy issues, and expanding into new geographies and markets. To the extent we are successful in increasing our customer base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses, which may result in decreased profitability. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. While free users continue to be a meaningful portion of the user base, we have directed marketing programs focused on converting free users to paid subscriptions. Some of these users have upgraded to a paid plan but the remainder have not and may never do so. If we are unable to increase or sustain our profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, customer adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not increase or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
The experience of our users depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control, and if we are not able to maintain and expand our relationships with third parties to integrate our platform with their solutions, our business may be harmed.

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, and Linux. We also have integrations with Atlassian, Dropbox, Google, Microsoft, Salesforce, Slack, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these and other third-party operating systems and applications that we do not control, and some of these third parties can make it more difficult for our platform to interoperate with their systems in favor of competitive platforms. For example, given the broad adoption of Microsoft Office and other productivity software, it is important that we are able to integrate with this software. Several of our competitors own, develop, operate, or distribute operating systems, app stores, co-located data center services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, co-located data center services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.
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
In addition, we provide, develop, and create applications for our platform partners that integrate our platform with our partners’ various offerings. For example, our Zoom One product integrates with tools offered by companies, such as Atlassian and Dropbox, to help teams get more done together. If we are not able to continue and expand on existing and new relationships to integrate our platform with our partners’ solutions, or there are quality issues with our products or service interruptions of our products that integrate with our partners’ solutions, our business will be harmed.
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
The communications and collaboration technologies market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our customer base and increase our revenue will depend heavily on our ability to enhance and improve our platform; introduce new features and products; and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current platform does not have. In particular, advancements in technology such as AI and machine learning are changing the way people work, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption, enhance privacy and security, and create organic demand for our platform. There is no assurance that new additions or other future enhancements to our platform or new product experiences, features, or capabilities will be compelling to our customers or gain market acceptance, or that they will perform as expected. If our research and development investments do not accurately anticipate demand or if we fail to develop our platform in a manner that satisfies customer preferences and requirements in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.
The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings, such as AI-powered communication and collaboration tools, could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could harm our business. Moreover, new productivity features to our platform may require substantial investment, and we have no assurance that such investments will be successful. If customers and users do not widely adopt our new product experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.
We use generative AI including in our products and services, which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we could face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to increase our customer base and achieve broader market acceptance of our products and services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales and marketing capabilities, including through strategic partners, both domestically and internationally. If we are unable to expand our sales and marketing operations, our future revenue growth and business could be adversely impacted.
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts will require us to invest significant financial and other resources, as the cost to acquire customers through these efforts is high. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.
Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform.
Unlike traditional communications and collaborations technologies, our services depend on our users’ high-speed broadband access to the internet, usually provided through a cable or digital subscriber line connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our platform due to capacity constraints and other internet infrastructure limitations. As our number of users has grown and their usage of communications capacity has increased, we have been required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity does not continue to be available to us to support our user base in the future, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability, or performance. In addition, if internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our platform. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or platform are unreliable, leading them to switch to our competitors or to avoid our platform, which could permanently harm our business.
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

On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the 2018 rules and asked for comment on that proposal and on potential changes to those rules. We cannot predict whether or when the FCC will adopt new rules or the impact of any rules that may be adopted on our operations or business.
In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. In addition, the status of state regimes may be affected by the FCC's action in its new network neutrality proceeding. Under the FCC’s current rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers, impair our ability to attract new customers, and harm our business.
If there are changes to the regulatory structures in the United States or elsewhere that reduce investment in infrastructure by internet service providers, including a return of the network neutrality regulations that were repealed, any impacts of reduced investment that reduce network capacity or speed could have a negative effect on our business, operating results, and financial condition.
Our security measures, and those of third parties upon which we rely, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
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
Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties upon which we rely. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services and parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If our security measures are compromised, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We take steps designed to detect and remediate vulnerabilities in our information systems and those of third parties upon whom we rely, but we may not detect or remediate all such vulnerabilities or do so in a timely manner. The threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature, and may be difficult to detect by security tools. Vulnerabilities could be exploited and result in a security incident. We have limited budgetary and human resources for detecting and remediating vulnerabilities and have experienced difficulties in hiring and retaining qualified security personnel, especially after our recent restructuring actions. We may experience delays in developing and deploying remedial measures, including patches, designed to address identified vulnerabilities, and our remedial measures may require action by our customers such as installing patches or updates, which may increase the amount of time a vulnerability remains unremediated. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our information systems or third-party software, or obtain unauthorized access to or compromise our systems.
In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications and collaboration platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. Given the nature of our business and operations, our products and services will inevitably contain vulnerabilities or critical security defects that have not been identified or remediated and cannot be disclosed without compromising security. We have identified high or critical vulnerabilities in our products, services and information systems in the past, and we expect that we will continue to identify such vulnerabilities in the future. We cannot be certain that we will be able to address any vulnerabilities in our products, services and information systems that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities.
We will continue to make prioritization decisions based on, among other things, our available resources, the efficacy of our security tools, and the increasing workload to meet certain security obligations, to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. In some cases, customers are responsible for installing our software updates, and until they do so, their service remains subject to the vulnerabilities addressed in the software update. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business. Security incidents and vulnerabilities, and concerns regarding privacy, data protection, and information security may also prevent some of our customers and users from using or cause some of our customers and users to stop using our solutions and fail to upgrade or renew their subscriptions. Failures to meet customers’ and users’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers and users, attract new customers and users, and grow our business. In addition, cybersecurity events or security vulnerabilities could result in breaches of our agreements with customers, lawsuits against us (including class action litigation), regulatory investigations or actions, and significant increases in costs, including costs for remediating the effects of such an event or vulnerability, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues, and attempts to prevent future incidents, fines, penalties, judgments and settlements, and attorney fees, and harm to our business and our reputation because of any such incident.
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
Actual or perceived security gaps or security compromises experienced in our industry or by our competitors, our customers, a third party upon whom we rely, or us could cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
In addition, while more than half of our employees are based in the United States, like many similarly situated technology companies, we have a sizable number of research and development personnel outside of the United States, including in China, which has exposed and could continue to expose us to governmental and regulatory as well as market and media scrutiny regarding the actual or perceived integrity of our platform or data security and privacy features.
Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand has led and could in the future lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with our platform. For example, during the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our larger customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
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
We believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications and collaboration platform, rather than just one distinct product. For example, if users view the Zoom brand primarily as a video conferencing point solution or utility rather than as a platform that connects people through video, voice, chat and content sharing, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including from any delays or interruptions in service due to capacity constraints stemming from increased usage, from our privacy or security features, because of sentiment towards the providers of communication and collaboration technologies generally, or from our integration of new product functionalities using technologies with heightened public interest, could adversely affect our reputation and our ability to attract and retain customers. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
If we fail to manage our growth effectively, our business, financial condition and results of operations may be harmed.
While our employee headcount both in the United States and internationally has generally increased over time, we have undertaken, and may undertake from time to time in the future, restructuring actions to better align our financial model and. For example, in February 2023, we commenced certain restructuring actions, designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth.
These organizational changes may not achieve or sustain the targeted benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations. Steps we take to manage our business operations, including workplace policies for employees, and to align our operations with our strategies for future growth, may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel. Additionally, while we expect to continue to grow our business and operations over time, we have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expend resources to continue to support our global user-base and to retain, attract, train, motivate and manage employees. This places a continuous, significant strain on our management, operational, and financial resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.
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
•cause us to lose existing customers and make it more difficult to attract new customers;
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all, which may be exacerbated by our recent restructuring actions and any similar future actions. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we have experienced and may continue to experience employee turnover as a result of our recent restructuring actions. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.7% and 30.5%, and 33.3% of our revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, information security, telecommunications requirements, data protection, consumer protection, automatic renewals, and unsolicited email, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;
•operating in foreign jurisdictions where the government may impede or interrupt our ability to provide our services or develop new products, features, and functionality;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States and the practical enforcement of such intellectual property rights outside of the United States;
•foreign government interference with our intellectual property that resides outside of the United States, such as the risk of changes in foreign laws that could restrict our ability to use our intellectual property outside of the foreign jurisdiction in which we developed it;
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
•political and economic instability and other political tensions between countries in which we do business;
•changes in diplomatic and trade relationships, including the continuing deterioration in diplomatic relations between the United States and China, the conflict in Israel and the surrounding area, and the continuing war between Russia and Ukraine;
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
We are subject to various U.S. and international anti-corruption laws, and any failure to comply with such laws could harm our business, financial condition, and results of operations.
We are subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the U.K. Bribery Act 2010, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries, from directly or indirectly authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Although we take precautions to prevent violations of anti-corruption laws, our exposure for violating these laws increases as we continue to expand our international presence, and any failure to comply with such laws could harm our business, financial condition, and results of operations.
Geopolitical tension between the United States and China, or between other countries, such as Taiwan, and China, may intensify and lead to increased scrutiny of our business operations in China.
We have a significant number of employees, primarily engineers, in China, where personnel costs are less expensive than in many other geographies. The number or proportion of our employees in China has fluctuated in the past and may fluctuate in the future due to a number of factors, including macroeconomic changes and internal restructuring. Geopolitical and national security tensions between the United States and China, or between other countries and China, have in the past, currently are and could in the future lead to increased scrutiny of our business operations in China and a negative perception among current and potential customers regarding our collection, use, storage, disclosure, and processing of personal information, and our privacy policies, any of which may harm our reputation and business. Additionally, we may face certain adverse consequences, as a result of geopolitical and national security tensions between the United States and China, including interference with, or restrictions on, our local operations that would impair our ability to operate in China. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our service, would be adversely impacted as a significant portion of our research and development organization resides in China.
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
We recognize revenue from subscriptions to our platform over the terms of these subscriptions. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have an immaterial impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs is expensed as incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers and users could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our platform or upgrade to a higher-priced plan must be recognized over the applicable subscription term.
Any failure to offer high-quality support for our customers and users may harm our relationships with our customers and users and, consequently, our business.
Increased user demand for support may result in increased costs that may harm our results of operations. For example, during the COVID-19 pandemic we saw surging demand requiring us to allocate additional resources to support our expanded customer and user base, including many who were using our platform for the first time, placing additional pressure on our support organization. In addition, as we continue to support our global user base, we need to be able to continue to provide efficient support that meets our customers and users’ needs globally at scale. If we are unable to provide efficient user support globally at scale or if we need to hire additional support personnel, our business may be harmed. Our new customer signups are highly dependent on our business reputation and on recommendations from our existing customers and users. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support for our customers and users, would harm our business.
We utilize our network of resellers to sell our products and services, and our failure to effectively develop, manage, and maintain our indirect sales channels would harm our business.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we expand into international markets. A small portion of our revenue is derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own products and services or services from other communications solutions providers. Loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their products and services or prevent or reduce sales of our products and services. Recruiting and retaining qualified resellers in our network and training them in our technology, product offerings and processes requires significant time and resources. For resellers in certain emerging markets, we may be unable to effectively oversee and quality check certain processes, such as customer due diligence, which has and may continue to impact such resellers’ ability to implement robust customer verification protocols and mitigate fraud risk.If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively sell our platform. If we fail to maintain relationships with our resellers, develop relationships with new resellers in new markets, expand the number of resellers in existing markets, or manage, train, or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and increase sales to existing customers could be adversely impacted, which would harm our business.
Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2024, 2023, and 2022, 19.3%, 20.0%, and 22.6% of our revenue, respectively, and 13.7%, 10.8%, and 16.8% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal year ended January 31, 2024, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
•contracts with governmental entities and other government contractors, including resellers in the government market, contain terms that are less favorable than what we generally agree to in our standard agreements, including, terms and conditions required by regulation that are not negotiable with the customer;
•non-compliance with terms and conditions of government contracts, or with representations or certifications made in connection with government contracts, can result in significantly more adverse consequences than we typically would expect in the commercial market, including, depending on the circumstances, criminal liability, liability under the civil False Claims Act, and/or suspension or debarment from doing business with governmental entities; and
•government demand and payment for our products may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products.
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
Our current platform, as well as products, features, and functionality that we may introduce in the future, may not be widely accepted by our customers and users or may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and users and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, have attracted and may in the future attract negative attention if they involve technologies with heightened public interest, may fail to engage, retain, and increase our base of customers and users or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products fail to engage, retain, and increase our base of customers, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer and paid user base to decline significantly.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in tax benefits of stock-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; the applicability of withholding taxes; and effects from acquisitions.

The provision for taxes on our consolidated financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or foreign tax laws applicable to corporate multinationals, other fundamental changes in tax law currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. In addition, we are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted.
The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. The mandatory capitalization requirement increased our cash tax liabilities but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Absent a change in legislation, we expect the mandatory capitalization requirement will continue to have a material impact on our cash flows.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Cooperation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes (“DST”), many of which would apply to revenue derived from digital services. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
The OECD has also been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during our fiscal year ending January 31, 2025, and the remaining rules becoming effective for our fiscal year ending January 31, 2026, or in later periods. At this point in time, we do not expect material tax impacts associated with Pillar Two rules in the countries where we operate for the fiscal year ending January 31, 2025. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.
We have acquired and may continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, or dilute stockholder value.
We have made and may continue in the future to make acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, due to, among other things, possible delays and challenges in obtaining regulatory approvals. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. The process of acquiring a business, including any integration efforts, requires significant time and resources, requires significant attention from management, and can disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Risks Related to Laws and Regulations
The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters could harm our reputation and business and subject us to significant fines and liability.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal data, customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, financial information Our data processing activities subject us to numerous privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Laws Outside of the United States
Outside the United States, an increasing number of laws, regulations, and industry standards related to privacy, data protection, and information security may govern. For example, the European Union’s General Data Protection Regulation (“EU

GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR and 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, in each case, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Swiss Federal Act on Data Protection (“FADP”), also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances from September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.
We also target customers in Asia and have operations in Japan, Singapore and India, and may be subject to new and emerging privacy, data protection, and information security regimes in the region, including Japan’s Act on the Protection of Personal Information, Singapore’s Personal Data Protection Act, and India's new privacy legislation, the Digital Personal Data Protection Act.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clause, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms can be subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States.
Artificial Intelligence
Our development and use of AI and machine learning (“ML”) technologies is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML. In the EU, regulators have reached political agreement on the text of the Artificial Intelligence Act, which, when adopted and in force, will have a direct effect across all EU jurisdictions and could impose onerous obligations related to the use of AI-related systems. Obligations on AI/ML may make it harder for us to conduct our business using, or build products incorporating, AI/ML, require us to change our business practices, require us to retrain our algorithms, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. If we do not develop or incorporate AI/ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI/ML experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.

Laws Relating to Minors
Additionally, regulators are increasingly scrutinizing companies that process minors' data and/or provide online services or other interactive platforms used by minors. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, the EU's Digital Services Act ("DSA"), the UK's Online Safety Act ("OSA") and the UK Age Appropriate Design Code, impose various obligations on companies that process minors' data and/or provide online services, or other interactive platforms used by children, including prohibiting showing minors advertising, requiring age verification, limiting the use of minors’ personal information, requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. These laws may, or in some cases already have been subject to legal challenges and changing interpretations which may further complicate our efforts to comply with laws applicable to us. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). In particular, COPPA is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications and collaboration services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. If we fail to accurately anticipate the application, interpretation, or legislative expansion of these laws, regulations, and legally-binding codes, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
Consumer Preferences and Protection
Individuals are increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising. Third-party platforms have introduced (or plan to introduce) measures to provide users with more privacy controls over targeted advertising activities, and regulators (including in the EEA/UK) are heavily scrutinizing the use of technologies used to deliver such advertisements. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal information for targeted advertising or other purposes. For example, in 2021, Apple began allowing users to more easily opt-out of activity tracking across devices. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes. Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. In the EU, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising or other types of tracking. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade customers and attract new customers. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties, or settlement expenses, which may result in harm to our business.

Industry Standards
In addition to privacy, data protection and information security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also have privacy, data protection, information security obligations arising from the practices in our industry or of companies similar to us. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. If we fall below such industry standard or cannot comply with such contractual obligations, our reputation and business may be harmed. We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, and information security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Government Inquiries and Investigations
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have been conducting our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
Consents
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
Public Perception
Increased usage of our services and additional awareness of Zoom and our brand has led to greater public scrutiny of, press related to, or a negative perception of our collection, use, storage, disclosure, and processing of personal information, and our privacy policies and practices. For example, users and customers, particularly those that are new to Zoom, may not have significant IT or security knowledge or have their own IT controls like those of a larger organization to configure our service in a manner that provides them with control over user settings. This has resulted in reports of users and customers experiencing meeting disruptions by malicious actors. Additional unfavorable publicity and scrutiny has led to increased governmental and regulatory scrutiny and litigation exposure, and could result in material reputational harm, a loss of customer and user confidence, additional expenses and other harm to our business.
Failure to Comply with our Obligations
Obligations related to privacy, data protection, information security, the use of AI, the provision of online services and other interactive platforms (and consumers' expectations regarding them) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our obligations relating to privacy, data protection, information security, the use of AI and the provision of online services and other interactive platforms. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.
The U.S. or foreign governments may take administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. For example, the Trump administration had threatened tougher trade terms with China and other countries, leading to the imposition, or announcement of future imposition, of substantially higher U.S. Section 301 tariffs on roughly $500 billion of imports from China. In response, China imposed and proposed new or higher tariffs on U.S. products. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the Biden administration or future administration with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

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
We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our platform are classified as taxable. State and local taxing authorities have differing rules and regulations that are subject to varying interpretations. This makes the applicability of sales tax to e-commerce businesses, such as ours, uncertain and complex. We believe that we are not otherwise subject to, or required to collect, additional taxes, fees, or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction, or such taxes, fees, or surcharges do not apply to sales of our platform in the relevant taxing jurisdiction. There is uncertainty as to what constitutes sufficient nexus for sales made over the Internet and, after the U.S. Supreme Court’s ruling in South Dakota v. Wayfair, states may require an e-commerce business with no in-state property or personnel to collect and remit sales tax. Therefore, it is possible that we could face future audits or challenges of our positions by taxing authorities and that our liability for these taxes could exceed our estimates. The application of existing, new, or future laws, whether in the U.S. or internationally, could harm our business.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our platform and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or U.S.-sanctioned countries, governments, persons, and entities, and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries.
Although we have taken precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we have inadvertently allowed our platform and associated products to be accessed or used by some customers in potential violation of U.S. economic sanction laws. In addition, we have in the past inadvertently made and may inadvertently make our software products available to some customers in potential violation of the EAR. Therefore, as warranted, we may submit voluntary self-disclosures regarding compliance with U.S. sanctions and export control laws and regulations to OFAC and to the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). For instance, in March 2022, we submitted a voluntary self-disclosure to BIS regarding our compliance with certain U.S. export control laws and regulations, which BIS closed out with a warning letter with no referral for criminal or administrative prosecution, and no imposition of monetary fines or penalties.
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
Changes in law or policy could compel us or limit our ability to engage in content moderation, or otherwise limit the ability of users to engage in inappropriate or harmful behavior, and could expose us to liability.
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. Section 230 provides protection for providers of online service from liability for content produced by third parties and protects the right to engage in moderation of user content. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal, and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. The U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, but future cases may not yield the same results. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that would review both the Florida and Texas decisions. A Supreme Court decision is expected during the first half of 2024. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First

Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
Furthermore, new laws and regulations have been enacted or are being considered that impose extensive obligations regarding online safety and the operation of online services or platforms, such as the OSA and DSA, which may increase our compliance costs, require changes to our processes, operations, and business practices. For example, these new laws and regulations may seek to regulate the sharing of user‑generated content and require us to identify, mitigate, and manage the risks of harm to users from illegal or harmful content. Violating these obligations could carry significant consequences. For example, violating the DSA can result in fines of up to 6% of total annual worldwide revenue and violating the OSA can result in audits, inspections, and fines of up to £18 million or 10% of worldwide revenue, whichever is higher.
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
As described above, the FCC could reinstate its prior network neutrality regulations or adopt new regulations. See Part 1A. Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform. Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
On December 13, 2023, the FCC adopted revised rules on reporting of breaches of private customer information, known as CPNI. The revised rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected and not requiring reporting in certain circumstances when customers are not harmed. The rules also require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies. These rules are not yet in effect.
The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and is considering proposed rules that would ban those companies from selling previously-authorized equipment or could prohibit use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from such companies, we could be required to find new sources for similar equipment or replace existing equipment entirely.
State Regulation
State telecommunications regulation of Zoom Phone is generally preempted by the FCC. However, states are allowed to assess state USF contributions, E-911 fees, and other surcharges. A number of states require us to contribute to state USF and pay E-911 and other assessments and surcharges, while others are actively considering extending their programs to include the products we offer. The California Public Utilities Commission is now taking the position that it can require VoIP providers like Zoom Phone to obtain authority to operate in that state. We generally pass USF, E-911 fees, and other surcharges through to our customers where we are permitted to do so, which may result in our products becoming more expensive. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to services like Zoom Phone. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could harm our business.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2024, the holders of our outstanding Class B common stock held 64.1% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 56.8% of such voting power in the aggregate. As of January 31, 2024, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.4% of our outstanding capital stock but controlled approximately 31.0% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Market opportunity estimates and growth forecasts for the markets in which we compete, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every organization covered by our market opportunity estimates will necessarily buy video communications and collaboration platforms, and some or many of those organizations may choose to continue using legacy communication methods or point solutions offered by our competitors. It is impossible to build every product feature that every customer or user wants, and our competitors may develop and offer features that our platform does not provide. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will purchase our solutions at all or generate any particular level of revenue for us. Even if the markets in which we compete meet the size estimates and growth forecasts, our business could fail to grow for a variety of reasons outside of our control, including competition in our industry. If any of these risks materializes, it could harm our business and prospects.
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
We also face risks related to health epidemics. An outbreak of a contagious disease, and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees.
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of our investment portfolio could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies. The financial success of our investments in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In addition, valuations of privately held companies are inherently complex due to the lack of readily available market data. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are currently depressed and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. In addition, valuations of privately held companies are inherently complex due to the lack of readily available market data.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources in our accounting, legal and IT organizations.
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
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Recently, the SEC has alleged violations of internal controls at other public companies, even in the absence of an underlying accounting or disclosure violation, which significantly increases the enforcement risk faced by us and other public companies for any weaknesses in disclosure controls and internal control over financial reporting.
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
Regulators', investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from regulators, investors, customers and other stakeholders concerning environmental, social and governance matters (“ESG”). Regulators are driving legislation to bring consistency and transparency to ESG disclosures. Some investors may use these ESG performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Our voluntary ESG and climate disclosures, as well as our reporting under related disclosure regulations, or a failure to meet evolving stakeholder expectations for ESG reporting and practices, may potentially harm our reputation and customer relationships or expose us to liability. Due to new regulatory standards and market standards, certain new or existing customers may impose stricter ESG guidelines or contractual language for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Risk Management and Strategy
We have designed and implemented an information security program that is tailored to our operations and infrastructure, the nature of our products and services, and the sensitivity of data. Our information security program consists of processes that are designed to identify, assess, and manage material risks from cybersecurity threats.
We have implemented cybersecurity risk management processes that include, for example, vulnerability assessments, application security assessments, penetration testing, third party security assessments, security audits, and ongoing risk assessments. In addition, we have implemented technical, physical, and organizational safeguards designed to mitigate material risks from cybersecurity threats, including, for example, depending on the environment or system: information security policies and standards, data protection policies and standards, security training and awareness campaigns, information protection processes, and systems monitoring for cybersecurity threats. We have also implemented an Incident Response Plan and procedures that provide a framework for responding to cybersecurity incidents. The Incident Response Plan and procedures provide protocols for incident evaluation, including the use of third-party service providers, processes for notification, and internal escalation of information to our senior management and the appropriate Board committee(s). The Incident Response Plan is reviewed and updated, as necessary, under the leadership of Zoom’s Chief Information Security Officer (“CISO”).
Further, our assessment and management of material risks from cybersecurity threats are an important element of our overall enterprise risk management program and included in our annual enterprise risk assessment which we provide to senior management and the Board.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software and managed service providers, penetration testing firms, and forensic investigators.
We have a third party risk management program designed to oversee, identify, and mitigate material risks from cybersecurity threats associated with our use of third-party service providers. We perform risk-based due diligence and ongoing monitoring of third parties, which may include, for example: reviewing the third party’s relevant security audits and assessments; conducting our own security assessments, and imposing contractual obligations related to information security.
For a description of the risks from cybersecurity threats that may materially affect us, see “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. As outlined in its committee charter, the Cybersecurity Risk Management Committee of the Board (“Cybersecurity Risk Committee”) assists the Board in fulfilling its oversight responsibility. Our CISO, Michael Adams, leads the team responsible for implementing and maintaining our information security program and reports directly to the Chief Operating Officer (“COO”), who reports directly to our Chief Executive Officer (“CEO”). Mr. Adams is a graduate of the United States Naval Academy and brings nearly 30 years of security and leadership experience, including serving as Deputy General Counsel of NATO's International Security Assistance Force Joint Command, Deputy General Counsel of the United States' Military's Pacific Command, and Deputy General Counsel for two Chairmen of the Joint Chiefs of Staff of the United States, as well as an executive at a leading technology company. Mr. Adams previously also served as Zoom's Chief Counsel to the COO and CISO.
The CISO provides regular briefings to our senior management and the Cybersecurity Risk Committee concerning relevant cybersecurity risks and the processes we have implemented to address them. The Cybersecurity Risk Committee and the Board also receive various reports, summaries, and presentations related to cybersecurity threats, risks, and mitigations.
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
Holders of Record
As of January 31, 2024, we had 59 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from April 18, 2019 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2024 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on April 18, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 18, 2019 of $62.00 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Indexed TSR
$800
$700
$600
$500
$400
$300
$200
$100
$—
$273
$124
$104
Apr-19
Jul-19
Oct-19
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
April-21
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
Apr-23
Jul-23
Oct-23
Jan-24
ZM
RUT
IXCO

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6. [RESERVED]
Not applicable
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
Overview
Our mission is to provide one platform that delivers limitless human connection.
Zoom is an intelligent, secure collaboration platform that makes connecting easier, more immersive, and more dynamic for businesses and individuals. We’re committed to evolving our platform in ways that empower limitless human connection and solve real business problems. All of our product innovation has a unified goal: to help streamline the workday through effective communication and collaboration tools. The Zoom platform makes teamwork more meaningful, drives impact with intelligence, strengthens customer relationships, and enables seamless workflows. Additionally, trust is a cornerstone of the

Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
We’re on a mission to reimagine the way we communicate and collaborate in a hybrid working world. The Zoom platform brings employee and customer experience together that people love to use. Flagship products like Zoom Meetings, Zoom Phone, and Zoom Team Chat are among the core products on the platform that are critical to business communication and collaboration needs. We strive to continue building a platform that helps people work smarter, be more engaged with work, and better connect with each other. AI has been core to Zoom’s product DNA over many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity.
In fiscal year 2024, we continued to invest in AI and focused on three key areas regarding AI innovation: supporting individual productivity, powering better collaboration, and helping customer-facing teams delight their customers. We recently launched Zoom AI Companion, our smart assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables us to make Zoom’s AI capabilities accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
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
We generate revenue from the sale of subscriptions to our unified communications and collaboration platform. Subscription revenue is driven primarily by the number of customers as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Events, Zoom Contact Center and Zoom Revenue Accelerator. We define a customer as a separate and distinct buying entity, which can be a single paid user or an organization of any size (including a distinct unit of an organization) that has multiple users. Our Zoom One Basic offering is free and gives users access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom One bundles: Zoom One Pro, Business, Business Plus, Enterprise, Enterprise Plus, and Enterprise Premier. The Zoom One bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard and Mail and Calendar as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare and Government which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
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
Our revenue was $4,527.2 million, $4,393.0 million, and $4,099.9 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively, representing year-over-year growth of 3.1% and 7.1%, respectively. We had net income of $637.5 million, $103.7 million, and $1,375.6 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Net cash provided by operating activities was $1,598.8 million, $1,290.3 million, and $1,605.3 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
Macroeconomic Conditions and other Factors
Recent macroeconomic shifts, including high inflation, elevated interest rates, and the responses by central banking authorities, potential recessionary environments, and fluctuations in foreign currency exchange rates, have introduced uncertainty to our business. Additionally, the possibility of a U.S. federal government shutdown, resulting from budgetary challenges, may negatively impact global economic conditions, influencing corporate and consumer spending as well as capital market liquidity. For the fiscal year ended January 31, 2024, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions, including high inflation and continued uncertainty regarding the current and future political and economic environment, have and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have experienced and may continue to experience elongated sales cycles as well as a decrease in customers’ overall corporate spending, which is negatively impacting our revenue growth rate and net dollar expansion rate for Enterprise customers. In addition, for the fiscal year ended January 31, 2024, we experienced unfavorable foreign currency impact as a result of the continued strengthening of the U.S. dollar compared to certain foreign jurisdictions where we do a significant amount of business, which resulted in a $34.1 million negative impact on revenue for the fiscal year ended January 31, 2024. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
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
In addition, the global impacts stemming from the Russian invasion of Ukraine and the recent conflict in Israel and the surrounding area continue to present a high level of uncertainty. Our customers in these regions collectively represented approximately 1% of our net assets and total consolidated revenue as of and for the fiscal year ended January 31, 2024. If the conflicts in these regions persist or worsen, possibly leading to additional sanctions, tightened export restrictions, and greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussions of the potential impacts of the current macroeconomic conditions on our business.
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
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 57.9%, 54.8% and 47.6% of total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 101%, 115%, and 130% as of January 31, 2024, 2023 and 2022, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium size businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 42.1%, 45.2%, and 52.4% of total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.1%, 3.4%, and 3.9% per month for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of January 31, 2024, 2023 and 2022 the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 74.2%, 72.0% and 58.8% respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of our platform. For example, we have recently introduced a number of new products and enhancements including Zoom AI Companion, new features for Zoom Contact Center, Zoom Notes, integration of Workvivo into the Zoom desktop client, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Huddles, Webinars and Zoom Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of January 31, 2024.
We also recently announced several upcoming products including Zoom Docs and an enhanced version of AI Companion that is designed to allow the handling of complex tasks across our platform using information from multiple sources including third party applications. These products are expected to be generally available in 2024.
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
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 28.7%, 30.5%, and 33.3% of our total revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. The decrease in revenue from the rest of the world in the fiscal years ended January 31, 2024 and 2023 was due to the impact of the strengthening of the U.S dollar along with macroeconomic conditions in the EMEA region. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect Enterprise customers to represent a larger share of our business. As of January 31, 2024, 2023, and 2022, we had approximately 220,400, 213,000, and 191,000 Enterprise customers, respectively.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 29.2%, 27.1%, and 21.9% of total revenue for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024, 2023, and 2022, we had 3,810, 3,471, and 2,725 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our rapid penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,598,836	$1,290,262	$1,605,266
Less: purchases of property and equipment	(126,953)	(103,826)	(132,590)
Free cash flow (non-GAAP)	$1,471,883	$1,186,436	$1,472,676
Net cash used in investing activities	$(1,183,689)	$(318,322)	$(2,859,097)
Net cash provided by (used in) financing activities	$60,186	$(936,942)	$34,068

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Revenue	$4,527,224	$4,392,960	$4,099,864
Cost of revenue (1)	1,077,801	1,100,451	1,054,554
Gross profit	3,449,423	3,292,509	3,045,310
Operating expenses:
Research and development (1)	803,187	774,059	362,990
Sales and marketing (1)	1,541,307	1,696,590	1,135,959
General and administrative (1)	579,650	576,431	482,770
Total operating expenses	2,924,144	3,047,080	1,981,719
Income from operations	525,279	245,429	1,063,591
Gains (losses) on strategic investments, net	109,770	(37,571)	43,761
Other income (expense), net	197,263	41,418	(5,720)
Income before provision for (benefit from) income taxes	832,312	249,276	1,101,632
Provision for (benefit from) income taxes	194,850	145,565	(274,007)
Net income	$637,462	$103,711	$1,375,639

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$143,798	$174,546	$69,612
Research and development	336,309	361,720	113,000
Sales and marketing	381,298	532,371	229,297
General and administrative	195,756	217,115	65,378
Total stock-based compensation expense	$1,057,161	$1,285,752	$477,287

	Year Ended January 31,
	2024	2023	2022

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	23.8%	25.1%	25.7%
Gross profit	76.2%	74.9%	74.3%
Operating expenses:
Research and development	17.7%	17.6%	8.9%
Sales and marketing	34.0%	38.6%	27.7%
General and administrative	12.9%	13.1%	11.8%
Total operating expenses	64.6%	69.3%	48.4%
Income from operations	11.6%	5.6%	25.9%
Gains (losses) on strategic investments, net	2.4%	(0.9)%	1.1%
Other income (expense), net	4.4%	1.0%	(0.1)%
Income before provision for (benefit from) income taxes	18.4%	5.7%	26.9%
Provision for (benefit from) income taxes	4.3%	3.3%	(6.7)%
Net income	14.1%	2.4%	33.6%

Comparison of Fiscal Years Ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue	$4,527,224	$4,392,960	$134,264	3.1%
Revenue for the fiscal year ended January 31, 2024 increased by $134.3 million, or 3.1%, compared to the fiscal year ended January 31, 2023. The increase in revenue was due to an 8.7% increase in revenue from subscription services provided to Enterprise customers, of which 80.3% and 19.7% were from existing and new customers, respectively. This increase was partially offset by a 3.8% decline in revenue from subscription services provided to Online customers.
Cost of Revenue

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,077,801	$1,100,451	$(22,650)	(2.1)%
Gross profit	3,449,423	3,292,509	156,914	4.8%
Gross margin	76.2%	74.9%
Cost of revenue for the fiscal year ended January 31, 2024, decreased by $22.7 million, or 2.1%, compared to the fiscal year ended January 31, 2023. The decrease was primarily due to a $22.5 million decrease in personnel-related expenses, which includes a $32.6 million decrease in stock-based compensation expense, driven by a prior year change in our equity program, partially offset by restructuring and related expenses of $7.1 million and a $2.9 million increase in payroll taxes and benefits.
Gross margin increased to 76.2% for the fiscal year ended January 31, 2024 from 74.9% for the fiscal year ended January 31, 2023. The increase in gross margin was mainly due to the decrease in personnel-related expenses.
Operating Expenses
Research and Development

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Research and development	$803,187	$774,059	$29,128	3.8%
Research and development expense for the fiscal year ended January 31, 2024, increased by $29.1 million, or 3.8%, compared to the fiscal year ended January 31, 2023. The increase was primarily due to a $15.7 million increase in personnel-related expenses, which includes a $25.8 million increase in payroll taxes and benefits, and $19.6 million in restructuring and related expenses, partially offset by a $29.7 million decrease in stock-based compensation expense, driven by a prior year change in our equity program. The remaining increase was primarily due to a $4.3 million increase in software costs.
Sales and Marketing

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$1,541,307	$1,696,590	$(155,283)	(9.2)%
Sales and marketing expense for the fiscal year ended January 31, 2024, decreased by $155.3 million, or 9.2%, compared to the fiscal year ended January 31, 2023. The decrease in sales and marketing expense was primarily due to a $167.5 million decrease personnel-related expenses, which includes a $159.3 million decrease in stock-based compensation expense, driven by a prior year change in our equity program, and a $41.0 million decrease in payroll taxes and benefits, partially offset by restructuring and related expenses of $32.9 million. The decrease in personnel-related expenses was partially offset by a $23.4 million increase in channel partner referral fees.
General and Administrative

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$579,650	$576,431	$3,219	0.6%
General and administrative expense for the fiscal year ended January 31, 2024, increased by $3.2 million, or 0.6%, compared to the fiscal year ended January 31, 2023. The increase in general and administrative expense was primarily due to $34.8 million increase in legal expense, including litigation settlements, and restructuring and related expenses of $13.3 million; partially offset by $24.3 million decrease in stock-based compensation expense, driven by a prior year change in our equity program and $14.4 million decrease in administrative overhead.

Gains (Losses) on Strategic Investments, Net

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Gains (losses) on strategic investments, net	$109,770	$(37,571)	$147,341	392.2%
Gains on strategic investments, net, of $109.8 million for the fiscal year ended January 31, 2024, was driven by realized and unrealized gains on our publicly and privately held securities, while losses on strategic investments, net, of $37.6 million for the fiscal year ended January 31, 2023, were primarily driven by unrealized losses recognized on our publicly traded equity securities.
Other Income, Net

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$197,263	$41,418	$155,845	376.3%
Other income, net for the fiscal year ended January 31, 2024 increased by $155.8 million, or 376.3%, compared to the fiscal year ended January 31, 2023. The increase was mainly driven by an increase of $155.9 million in investment yield on our marketable securities.

Provision for Income Taxes

	Year Ended January 31,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$194,850	$145,565	$49,285	33.9%
Provision for income taxes for the fiscal year ended January 31, 2024 increased by $49.3 million, or 33.9%, compared to the fiscal year ended January 31, 2023. The change in income taxes was primarily due to changes in income before taxes, tax shortfalls on stock-based compensation, the foreign-derived intangible income deduction, and the valuation allowance recorded against certain federal, state, and foreign deferred tax assets as of January 31, 2024. See Note 11 of the Notes to Consolidated Financial Statements for further information.

For a discussion of the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.0 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the recent macroeconomic shifts, such as high inflation, changes in interest rates and the responses by central banking authorities, potential recessionary environments, and the fluctuations in foreign currency exchange rates, which could impact the timing of cash collections from our customers and other risks detailed in the section titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our material cash requirements from known contractual and other obligations primarily relate to our leases for office space and equipment, as well as non-cancelable purchase obligations. Expected timing of those payments are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$78,411	$26,922	$35,405	$15,467	$617
Non-cancelable purchase obligations	615,761	247,361	356,536	11,864	—
Total contractual obligations	$694,172	$274,283	$391,941	$27,331	$617
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Refer to the “Future minimum lease payments” table in Note 7 and “Non-cancelable Purchase Obligations” in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$1,598,836	$1,290,262	$1,605,266
Net cash used in investing activities	$(1,183,689)	$(318,322)	$(2,859,097)
Net cash provided by (used in) financing activities	$60,186	$(936,942)	$34,068
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
Net cash provided by operating activities was $1,598.8 million for the fiscal year ended January 31, 2024, compared to $1,290.3 million for the fiscal year ended January 31, 2023. The increase in operating cash flow was mainly driven by higher net income of $533.8 million and the positive impact from changes in operating assets and liabilities of $158.2 million, offset by a decrease in non-cash adjustments of $383.5 million, which is primarily a result of higher gains on strategic investments, net, and lower stock-based compensation expense.
Investing Activities
Net cash used in investing activities of $1,183.7 million for the fiscal year ended January 31, 2024 was due to net purchases of marketable securities of $951.4 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $127.0 million, purchases of strategic investments of $70.5 million, partially offset by proceeds from strategic investments of $170.1 million.
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
Financing Activities
Net cash provided by financing activities of $60.2 million for the fiscal year ended January 31, 2024 was due to proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $54.1 million and proceeds from the exercise of stock options of $10.2 million, partially offset by proceeds from employee equity transactions remitted to employees and tax authorities, net, of $4.1 million.
Net cash used in financing activities of $936.9 million for the fiscal year ended January 31, 2023 was primarily due to cash paid for repurchases of common stock of $1.0 billion, offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $53.7 million and proceeds from the exercise of stock options of $8.6 million.
For a discussion of the fiscal year ended January 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
The timing and the amount of any repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A common stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of March 1, 2024, there have been no repurchases made.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. Significant judgment is required in arriving at this estimated period of benefit. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Sales commission is generally not paid upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
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
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. As of January 31, 2024, no impairment of goodwill has been identified.
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
The privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of ten percent in enterprise value of our largest privately held equity securities held as of January 31, 2024 would not have had a material impact on the value of our investment portfolio.
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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in Australia, China, Europe and the United States. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the fiscal year ending January 31, 2024, 2023 and 2022, 19.3% , 20.0% and 22.6% of our revenue, respectively and 13.7%, 10.8% and 16.8% of our expenses, respectively were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2024, 2023, and 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1.6 billion and marketable securities of $5.4 billion as of January 31, 2024. Cash and cash equivalents consist of bank deposits, money market funds and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2024, 2023, and 2022.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM VIDEO COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Video Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Video Communications, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $4,527 million of revenue for the year ended January 31, 2024.

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

San Francisco, California
March 1, 2024

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,558,252	$1,086,830
Marketable securities	5,404,233	4,325,836
Accounts receivable, net of allowances of $32,371 and $33,206 as of January 31, 2024 and 2023, respectively	536,078	557,404
Deferred contract acquisition costs, current	208,474	223,250
Prepaid expenses and other current assets	219,182	163,092
Total current assets	7,926,219	6,356,412
Deferred contract acquisition costs, noncurrent	138,724	179,991
Property and equipment, net	293,704	252,821
Operating lease right-of-use assets	58,975	80,906
Strategic investments	409,222	398,992
Goodwill	307,295	122,641
Deferred tax assets	662,177	558,428
Other assets, noncurrent	133,477	177,874
Total assets	$9,929,793	$8,128,065
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,175	$14,414
Accrued expenses and other current liabilities	500,164	457,716
Deferred revenue, current	1,251,848	1,266,514
Total current liabilities	1,762,187	1,738,644
Deferred revenue, noncurrent	18,514	41,932
Operating lease liabilities, noncurrent	48,308	73,687
Other liabilities, noncurrent	81,378	67,195
Total liabilities	1,910,387	1,921,458
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 200,000,000 shares authorized as of January 31, 2024 and 2023; zero shares issued and outstanding as of January 31, 2024 and 2023	—	—
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2024 and 2023; 260,896,822 and 247,151,956 shares issued and outstanding as of January 31, 2024 and 2023, respectively; 300,000,000 Class B shares authorized as of January 31, 2024 and 2023; 46,661,531 and 46,670,894 shares issued and outstanding as of January 31, 2024 and 2023, respectively	307	294
Additional paid-in capital	5,228,756	4,104,880
Accumulated other comprehensive income (loss)	1,063	(50,385)
Retained earnings	2,789,280	2,151,818
Total stockholders’ equity	8,019,406	6,206,607
Total liabilities and stockholders’ equity	$9,929,793	$8,128,065
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue	$4,527,224	$4,392,960	$4,099,864
Cost of revenue	1,077,801	1,100,451	1,054,554
Gross profit	3,449,423	3,292,509	3,045,310
Operating expenses:
Research and development	803,187	774,059	362,990
Sales and marketing	1,541,307	1,696,590	1,135,959
General and administrative	579,650	576,431	482,770
Total operating expenses	2,924,144	3,047,080	1,981,719
Income from operations	525,279	245,429	1,063,591
Gains (losses) on strategic investments, net	109,770	(37,571)	43,761
Other income (expense), net	197,263	41,418	(5,720)
Income before provision for (benefit from) income taxes	832,312	249,276	1,101,632
Provision for (benefit from) income taxes	194,850	145,565	(274,007)
Net income	637,462	103,711	1,375,639
Undistributed earnings attributable to participating securities	—	(7)	(582)
Net income attributable to common stockholders	$637,462	$103,704	$1,375,057
Net income per share attributable to common stockholders:
Basic	$2.12	$0.35	$4.64
Diluted	$2.07	$0.34	$4.50
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	300,748,162	296,560,501	296,334,894
Diluted	308,519,897	304,231,350	305,826,505
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net income	$637,462	$103,711	$1,375,639
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(15,501), $9,834, and $6,003 during the fiscal years ended January 31, 2024, 2023 and 2022, respectively	51,448	(32,483)	(18,741)
Comprehensive income	$688,910	$71,228	$1,356,898
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2021	293,549,223	$292	$3,187,168	$839	$672,468	$3,860,767
Issuance of common stock upon exercise of stock options	2,881,485	4	14,806	—	—	14,810
Issuance of common stock upon release of restricted stock units	1,768,702	2	—			2
Issuance of common stock for employee stock purchase plan	838,395	1	59,330	—	—	59,331
Stock-based compensation expense	—	—	488,210	—	—	488,210
Other comprehensive loss	—	—	—	(18,741)	—	(18,741)
Net income	—	—	—	—	1,375,639	1,375,639
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	1,299,758	1	8,814	—	—	8,815
Issuance of common stock upon release of restricted stock units	3,977,915	4	(4)	—	—	—
Repurchase of common stock	(11,170,907)	(11)	(999,992)	—	—	(1,000,003)
Issuance of common stock for employee stock purchase plan	678,279	1	53,709	—	—	53,710
Stock-based compensation expense	—	—	1,292,839	—	—	1,292,839
Other comprehensive loss	—	—	—	(32,483)	—	(32,483)
Net income	—	—	—	—	103,711	103,711
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,464,158	1	10,194	—	—	10,195
Issuance of common stock upon release of restricted stock units	11,349,453	11	(11)	—	—	—
Issuance of common stock for employee stock purchase plan	921,892	1	54,096	—	—	54,097
Stock-based compensation expense	—	—	1,059,597	—	—	1,059,597
Other comprehensive income	—	—	—	51,448	—	51,448
Net income	—	—	—	—	637,462	637,462
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$637,462	$103,711	$1,375,639
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,057,161	1,285,752	477,287
Deferred income taxes	(116,679)	(160,961)	(327,957)
Amortization of deferred contract acquisition costs	270,701	259,368	177,283
(Gains) losses on strategic investments, net	(109,770)	37,571	(43,761)
Depreciation and amortization	104,451	82,321	48,188
Provision for accounts receivable allowances	35,244	50,285	36,747
Unrealized foreign exchange losses (gains)	12,259	13,266	—
Non-cash operating lease cost	21,066	28,933	18,387
Amortization of discount/premium on marketable securities	(50,770)	1,206	25,316
Other	(7,670)	1,647	4,591
Changes in operating assets and liabilities:
Accounts receivable	53,270	(231,845)	(159,183)
Prepaid expenses and other assets	(71,247)	(18,066)	(155,934)
Deferred contract acquisition costs	(214,657)	(298,629)	(247,371)
Accounts payable	(4,416)	11,611	(2,218)
Accrued expenses and other liabilities	51,974	20,530	101,369
Deferred revenue	(46,719)	127,401	293,887
Operating lease liabilities, net	(22,824)	(23,839)	(17,004)
Net cash provided by operating activities	1,598,836	1,290,262	1,605,266
Cash flows from investing activities:
Purchases of marketable securities	(4,083,968)	(2,849,121)	(4,434,749)
Maturities of marketable securities	3,131,419	2,835,196	1,733,043
Sales of marketable securities	1,191	—	296,867
Purchases of property and equipment	(126,953)	(103,826)	(132,590)
Purchases of strategic investments	(70,527)	(69,050)	(305,149)
Proceeds from strategic investments	170,067	300	—
Cash paid for acquisition, net of cash acquired	(204,918)	(120,553)	(3,501)
Purchases of intangible assets	—	(11,268)	(13,018)
Net cash used in investing activities	(1,183,689)	(318,322)	(2,859,097)
Cash flows from financing activities:
Cash paid for repurchases of common stock	—	(1,000,003)	—
Proceeds from issuance of common stock for employee stock purchase plan	54,097	53,710	59,331
Proceeds from exercise of stock options	10,195	8,577	14,404
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(4,106)	774	(40,004)
Other	—	—	337
Net cash provided by (used in) financing activities	60,186	(936,942)	34,068
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,196)	(8,108)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	465,137	26,890	(1,219,763)
Cash, cash equivalents, and restricted cash—beginning of year	1,100,243	1,073,353	2,293,116
Cash, cash equivalents, and restricted cash—end of year	$1,565,380	$1,100,243	$1,073,353

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$348,129	$309,084	$38,979
Supplemental disclosures of non-cash investing and financing information
Purchase of equipment during the period included in accounts payable and accrued expenses	$16,206	$11,946	$13,728
Vesting of early exercised stock options	$—	$238	$407

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,558,252	$1,086,830	$1,062,820
Restricted cash, current included in prepaid expenses and other current assets	6,874	13,141	10,236
Restricted cash, noncurrent included in other assets, noncurrent	254	272	297
Total cash, cash equivalents, and restricted cash	$1,565,380	$1,100,243	$1,073,353
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a unified communications and collaboration platform that connects people through frictionless and secure meetings, phone, chat, content sharing and more. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2024, for example, refer to the fiscal year ended January 31, 2024.
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
No single customer accounted for more than 10% of accounts receivable at January 31, 2024 or 2023. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2024, 2023, or 2022.
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
As of January 31, 2024 and 2023, we had $6.9 million and $13.1 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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

Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of January 31, 2024	As of January 31, 2023
	(in thousands)

Accounts receivable, gross	$568,449	$590,610
Less: Allowance for credit losses	(25,916)	(24,900)
Less: Allowance for returns	(6,455)	(8,306)
Accounts receivable, net	$536,078	$557,404
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
For the fiscal year ended January 31, 2024, our assessment considered the recent changes in macroeconomic conditions such as inflation, recessionary and uncertain environments, and fluctuations in foreign currency exchange rates has on our estimates of credit and collectibility trends. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2024.

	January 31, 2024	January 31, 2023

	(in thousands)
Balance as of beginning of year	$24,900	$17,000
Provision for credit losses	47,267	45,211
Write-offs	(46,251)	(37,311)
Balance as of end of year	$25,916	$24,900
Available-for-sale Investments
Available-for-sale investments consist primarily of high-grade commercial paper, agency bonds, corporate bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond 12 months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities with unrealized loss positions as to whether the declines in fair value were due to credit losses, and record the portion of impairment relating to the credit losses through allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations.
Strategic Investments
We hold strategic investments in publicly held equity securities and privately held debt and equity securities in which we do not have a controlling interest. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains (losses) on strategic investments, net in the consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through gains (losses) on strategic investments, net in the consolidated statements of operations.

If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting for such investments. Privately held equity securities that are accounted for under the equity method are measured at cost less any impairment, plus or minus our share of equity method investee income or loss, which is reported in gains (losses) on strategic investments, net in the consolidated statements of operations.
Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income (loss) on the consolidated balance sheets.
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for indicators for impairment. As of January 31, 2024, we recognized an immaterial amount of impairment to our privately held debt and equity securities.
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
Software Development Costs
We capitalize certain development costs related to our unified communications and collaboration platform during the application development stage as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We have capitalized $8.1 million, $18.0 million, and $20.2 million of software development costs during the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2024, 2023, or 2022.
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
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2024 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination, such as domains and intellectual property addresses. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal year ended January 31, 2024.
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
Professional services are time-based arrangements and revenue is recognized as these services are performed. Fees for services represent less than 1% of total revenue during the periods presented.

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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $56.5 million, $64.7 million, and $40.9 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
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
Segment Information
We operate in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our CEO, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Revenue by geographical region can be found in the revenue recognition disclosures in Note 2 below. The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2024	2023

	(in thousands)
Americas	$202,022	$189,486
APAC	45,321	39,325
EMEA	46,361	24,010
Total property and equipment, net	$293,704	$252,821
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2024		2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$3,228,914	71.3%	$3,054,172	69.5%	$2,734,241	66.7%
APAC	571,596	12.6%	590,512	13.4%	564,120	13.8%
EMEA	726,714	16.1%	748,276	17.1%	801,503	19.5%
Total	$4,527,224	100.0%	$4,392,960	100.0%	$4,099,864	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the consolidated balance sheets was $124.8 million and $91.6 million as of January 31, 2024 and 2023, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent on the consolidated balance sheets was immaterial as of January 31, 2024 and 2023.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2024, 2023, and 2022 that was included in deferred revenue at the beginning of each period was $1,257.4 million, $1,140.7 million, and $858.2 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,574.8 million, which consists of both billed consideration in the amount of $1,270.4 million and unbilled consideration in the amount of $2,304.4 million that we expect to recognize as revenue. We expect to recognize 58% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. Generally we do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2024	2023

	(in thousands)
Beginning balance	$403,241	$363,980
Additions to deferred contract acquisition costs	214,657	298,629
Amortization of deferred contract acquisition costs	(270,700)	(259,368)
Ending balance	$347,198	$403,241
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$208,474	$223,250
Deferred contract acquisition costs, noncurrent	138,724	179,991
Total deferred contract acquisition costs	$347,198	$403,241

3.    Investments
Marketable Securities
As of January 31, 2024 and 2023, our marketable securities consisted of the following:

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$41,564	$—	$—	$41,564
Agency bonds	1,667,601	2,426	(3,344)	1,666,683
Corporate and other debt securities	663,122	1,161	(1,124)	663,159
U.S. government agency securities	3,003,224	7,859	(6,241)	3,004,842
Treasury bills	27,992	—	(7)	27,985
Marketable securities	$5,403,503	$11,446	$(10,716)	$5,404,233

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$77,701	$—	$—	$77,701
Agency bonds	823,027	63	(12,440)	810,650
Corporate and other debt securities	555,354	385	(4,845)	550,894
U.S. government agency securities	2,910,572	150	(49,507)	2,861,215
Treasury bills	25,404	1	(29)	25,376
Marketable securities	$4,392,058	$599	$(66,821)	$4,325,836
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $6.0 million and $24.8 million as of January 31, 2024 and 2023, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $4.8 million and $42.0 million as of January 31, 2024 and 2023, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive (loss) income for the fiscal years ended January 31, 2024, 2023, and 2022.

The following table presents the contractual maturities of our marketable securities as of January 31, 2024 and 2023:

	As of January 31,
	2024	2023

	(in thousands)
Less than one year	$2,883,598	$2,743,677
Due in one to five years	2,520,635	1,582,159
Total	$5,404,233	$4,325,836
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$23,160	$285,509	$96,725	$405,394
Debt securities	3,828	—	—	3,828
Strategic investments	$26,988	$285,509	$96,725	$409,222
Strategic investments by form and measurement category as of January 31, 2023 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$171,975	$118,763	$93,854	$384,592
Debt securities	14,400	—	—	14,400
Strategic investments	$186,375	$118,763	$93,854	$398,992
During the fiscal year ended January 31, 2024, we made a total of $70.5 million of strategic investments in equity securities of private companies. Based on the terms of these privately-held securities, we determined that we do not have a controlling interest nor the ability to exercise significant influence over the operating and financial policies of the investees. Therefore these investments are currently accounted for under the measurement alternative method. In addition, during the fiscal year ended January 31, 2024, we recorded a $85.6 million net unrealized gain on our investments accounted for under the measurement alternative method, mainly driven by changes in the fair value of these investments.
During the fiscal year ended January 31, 2024, we sold a total of $169.9 million of strategic investments in equity securities of public companies. The net gains on sale, which were not material, were recorded through gains (losses) on strategic investments, net in the consolidated statements of operations.

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$851,100	$851,100	$—	$—
Treasury bills	100,629	—	100,629	—
Corporate debt securities	2,715	—	2,715	—
U.S. government agency securities	20,155	—	20,155	—
Cash equivalents	974,599	851,100	123,499	—
Commercial paper	41,564	—	41,564	—
Agency bonds	1,666,683	—	1,666,683	—
Corporate and other debt securities	663,159	—	663,159	—
U.S. government agency securities	3,004,842	—	3,004,842	—
Treasury bills	27,985	—	27,985	—
Marketable securities	5,404,233	—	5,404,233	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	23,160	23,160	—	—
Privately held debt securities included in strategic investments	3,828	—	—	3,828
Total financial assets	$6,406,074	$874,260	$5,527,986	$3,828

	As of January 31, 2023
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$310,571	$310,571	$—	$—
Cash equivalents	310,571	310,571	—	—
Commercial paper	77,701	—	77,701	—
Agency bonds	810,650	—	810,650	—
Corporate and other debt securities	550,894	—	550,894	—
U.S. government agency securities	2,861,215	—	2,861,215	—
Treasury bills	25,376	—	25,376	—
Marketable securities	4,325,836	—	4,325,836	—
Certificates of deposit included in other assets, noncurrent	272	—	272	—
Publicly held equity securities included in strategic investments	171,975	171,975	—	—
Privately held debt securities included in strategic investments	14,400	—	—	14,400
Total financial assets	$4,823,054	$482,546	$4,326,108	$14,400
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the consolidated statements of operations and amortization expense of customer relationships is recorded within sales and marketing in the consolidated statements of operations. As of January 31, 2024, the developed technology and customer relationships both had a remaining useful life of 3.3 years.
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization expense of developed technology is recorded within cost of revenue in the consolidated statements of operations and amortization expense of customer relationships is recorded within sales and marketing in the consolidated statements of operations. As of January 31, 2024, the developed technology and customer relationships both had a remaining useful life of 4.2 years.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of Workvivo, which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma and historical results of operations of the company have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.

6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2024	2023

	(in thousands)
Prepaid expenses	188,259	123,493
Restricted cash from international employee stock sales	6,874	13,141
Other	24,049	26,458
Prepaid expenses and other current assets	$219,182	$163,092
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2024	2023

	(in thousands)
Servers	$340,868	$249,776
Computer and office equipment	44,571	48,325
Software	95,409	84,082
Leasehold improvements	43,981	25,948
Furniture and fixtures	5,192	4,372
Property and equipment, gross	530,021	412,503
Less: accumulated depreciation and amortization	(236,317)	(159,682)
Property and equipment, net	$293,704	$252,821
Depreciation and amortization expense was $91.9 million, $77.0 million, and $47.5 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2024	2023

	(in thousands)
Accounts receivable, noncurrent	$26,099	$92,031
Prepaid expense, noncurrent	23,351	9,695
Indefinite-lived intangible assets	25,239	25,239
Intangible assets subject to amortization, net	46,935	31,420
Other	11,853	19,489
Other assets, noncurrent	$133,477	$177,874
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2024	2023

	(in thousands)
Accrued expenses	$173,993	$160,189
Accrued compensation and benefits	185,128	139,105
Income tax liabilities	21,880	46,441
Sales and other non-income tax liabilities	35,460	33,859
Customer deposit liabilities	40,142	33,640
Operating lease liabilities, current	24,645	22,790
Other	18,916	21,692
Accrued expenses and other current liabilities	$500,164	$457,716
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2024	2023

	(in thousands)
Sales and other non-income tax liabilities	$42,254	$42,321
Uncertain tax position liabilities	33,864	23,140
Other	5,260	1,734
Other liabilities, noncurrent	$81,378	$67,195

7.    Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to five years. We also enter into equipment operating lease agreements related to our Hardware-as-a-Service (“HaaS”) offering. We elect to apply the lessor practical expedient per ASC 842 and account for HaaS with customers as a combined performance obligation with the right to access our unified communications and collaboration platform under ASC 606, Revenue from Contracts with Customers. HaaS was immaterial to our consolidated financial statements. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2024, 2023 and 2022 was $24.9 million, $32.7 million and $22.8 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2024, 2023 and 2022.

Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2024	2023
	(in thousands, except life and percentages)
Reported as:
Assets:
Operating lease right-of-use assets	$58,975	$80,906
Liabilities:
Accrued expenses and other current liabilities	$24,645	$22,790
Operating lease liabilities, noncurrent	48,308	73,687
Total operating lease liabilities	$72,953	$96,477

Weighted average remaining lease term	3.7 years	4.3 years
Weighted average discount rate	4.1%	3.8%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$26,471	$27,120	$22,679
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$—	$13,857	$16,784
As of January 31, 2024, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2024
(in thousands)
Year Ending January 31,
2025	$26,922
2026	22,063
2027	13,342
2028	8,137
2029	7,330
Thereafter	617
Total operating lease payments	$78,411
Less: imputed interest	(5,458)
Total operating lease liabilities	$72,953
8.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years:

	As of January 31,
	2024	2023
	(in thousands)
Balance, beginning of the year	$122,641	$27,607
Increase in goodwill related to business combinations	184,654	95,034
Balance, ending of the year	$307,295	$122,641
During the fiscal year ended January 31, 2024, we acquired Workvivo, and recorded goodwill of $184.7 million. During the fiscal year ended January 31, 2023, we acquired Solvvy, Inc., and recorded goodwill of $95.0 million. See Note 5 for additional information related to these acquisitions.
Intangibles
The following table summarizes intangible assets with a finite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

	(in thousands)
Customer relationships	$31,732	$(7,684)	$24,048	$14,700	$(2,078)	$12,622
Technology	26,959	(8,676)	18,283	16,190	(3,752)	12,438
Assembled workforce	7,034	(2,430)	4,604	7,034	(674)	6,360
Total	$65,725	$(18,790)	$46,935	$37,924	$(6,504)	$31,420
Intangible asset amortization expense was $12.5 million and $5.3 million for the years ended January 31, 2024 and 2023, respectively, and less than $1.0 million for the year ended January 31, 2022.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

As of January 31, 2024
(in thousands)
Year Ending January 31,
2025	13,525
2026	13,000
2027	12,088
2028	7,105
2029	1,217
Thereafter	—
Total amortization expense	46,935
The following table summarizes intangible assets with an indefinite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2024	2023
	(in thousands)
Domain and IP Addresses	$20,232	$20,232
Patents and Tradenames	5,007	5,007
Total	$25,239	$25,239
For the years ended January 31, 2024, 2023 and 2022, there were no intangible assets impairment losses.

9.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2024, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $247.4 million and non-cancelable purchase obligations with a term 12 months or longer of $368.4 million.
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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2024 and 2023, we recorded sales and other tax liabilities of $77.7 million and $76.2 million, respectively, of which $35.5 million and $33.9 million are included in accrued expenses and other current liabilities, respectively, and $42.3 million and $42.3 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.
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

Legal Proceedings
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that requires defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint. On October 18, 2023, defendants filed their motion to dismiss the amended complaint. On December 22, 2023, plaintiff filed her opposition to the motion to dismiss, and on January 26, 2024, defendants filed their reply in support of the motion to dismiss.
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
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion for preliminary approval of the settlement is not currently scheduled. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2024.
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
We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2024	2023
Stock options outstanding	3,314,228	4,800,616
RSUs outstanding	26,040,557	21,868,533
ESPP purchase rights outstanding	2,086,604	2,851,856
Remaining shares available for future issuance under the 2011 and 2019 plan	50,559,254	51,367,359
Remaining shares available for future issuance under the ESPP	14,712,385	11,930,797
Total shares of Class A common stock reserved	96,713,028	92,819,161

Stock Repurchase Plan
In February 2022, our Board of Directors authorized a stock repurchase program of up to $1.0 billion of our Class A common stock, which was completed in December 2022. During the year ended January 31, 2023, we purchased and subsequently retired 11,170,907 shares of our Class A common stock for an aggregate amount of $1.0 billion.

In February 2024, our Board of Directors authorized a new stock repurchase program of up to $1.5 billion of our Class A common stock. See Note 14, "Subsequent Events" for additional information related to the authorized stock repurchase program.
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

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Outstanding as of January 31, 2023	4,800,616	$8.22	4.9	$322,929
Exercised	(1,464,158)	$6.96		$90,039
Canceled/forfeited/expired	(22,230)	$92.95
Outstanding and Exercisable as of January 31, 2024	3,314,228	$8.21	3.9	$189,921
There were no options granted for the fiscal years ended January 31, 2024, 2023 and 2022. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $90.0 million, $121.5 million, and $843.0 million during the fiscal years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024, all options have vested and there is no unrecognized stock-based compensation expense remaining.

Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2023	21,868,533	$109.31
Granted	19,864,395	$69.27
Vested	(11,349,453)	$102.87
Forfeited	(4,342,918)	$99.98
Unvested as of January 31, 2024	26,040,557	$83.14
In October 2021, we added a feature that modified certain existing RSU awards to provide for a supplemental award based on certain future stock price criteria. The feature was subsequently modified in March and October 2022 to provide potential additional supplemental awards. The features and resulting modifications resulted in incremental stock-based compensation expense that is being recognized from the respective modification dates through the remaining requisite service period for each of the original awards. In November 2022, we cancelled one of the features related to a sub-population of the modified awards. As a result, the amount of the unrecognized compensation cost as calculated using a Monte Carlo valuation approach related to the cancelled awards of $207.7 million was recognized during the fiscal year ended January 31, 2023.
As of January 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1,782.2 million, including the impact of the modification, which is expected to be recognized over a weighted-average period of 2.5 years.
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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2024, 2023, and 2022, 921,892, 678,279, and 838,395 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $38.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2024	2023	2022
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.1
Expected volatility	30.0% - 57.6%	57.6% - 64.6%	40.3% - 75.0%
Risk-free interest rate	4.6% - 5.4%	2.2% - 4.8%	0.0% - 2.5%
Expected dividend yield	—	—	—
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$143,798	$174,546	$69,612
Research and development	336,309	361,720	113,000
Sales and marketing	381,298	532,371	229,297
General and administrative	195,756	217,115	65,378
Total stock-based compensation expense	1,057,161	1,285,752	477,287
Benefit from income taxes	(197,068)	(199,971)	(84,245)
Total stock-based compensation expense recorded to net income	$860,093	$1,085,781	$393,042

11.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%.
The execution of the Plan was completed as of July 31, 2023. For the year ended January 31, 2024, we recorded net restructuring costs of $73.0 million, which consisted of $54.4 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.3 million for other related expenses.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the consolidated statement of operations for the year ended January 31, 2024:

Year Ended January 31, 2024
(in thousands)
Cost of revenue	$7,119
Research and development	19,629
Sales and marketing	32,930
General and administrative	13,315
Total restructuring expenses	$72,993
The following table summarizes our restructuring liability that is included in accrued expenses and other current liabilities on the consolidated balance sheet:

	Severance and termination benefits	Other
	(in thousands)
Balance as of January 31, 2023	$—	$—
Restructuring expenses	54,361	1,339
Cash payments	(54,361)	(1,339)
Balance as of January 31, 2024	$—	$—
12.    Income Taxes
The components of the net income before the provision for (benefit from) income taxes were as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Domestic	$792,495	$196,224	$1,047,318
Foreign	39,817	53,052	54,314
Total	$832,312	$249,276	$1,101,632
The provision for (benefit from) income taxes was as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Current:
Federal	$257,913	$254,505	$69,853
State	44,457	33,548	20,174
Foreign	9,159	18,473	12,027
Total current income tax expense (benefit)	311,529	306,526	102,054
Deferred:
Federal	(88,110)	(173,941)	(293,704)
State	(20,201)	16,673	(82,561)
Foreign	(8,368)	(3,693)	204
Total deferred income tax expense (benefit)	(116,679)	(160,961)	(376,061)
Total provision for (benefit from) income taxes	$194,850	$145,565	$(274,007)
The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands, except percentages)
Tax at federal statutory rate	$174,785	$52,277	$231,350
State taxes	37,137	13,666	24,840
Foreign rate differential	2,943	1,017	1,830
Non-deductible compensation	10,639	10,231	—
Stock-based compensation	96,936	124,631	(135,250)
Permanent Items	4,016	9,090	3,971
Foreign-derived intangible income deduction	(63,571)	(76,686)	(34,131)
Research and development credits	(39,226)	(38,127)	(42,973)
Tax uncertainties	2,674	2,296	244
Change in valuation allowance	(14,109)	39,288	(322,231)
Deferred rate change	(6,803)	2,014	—
Other	(10,571)	5,868	(1,658)
Total	$194,850	$145,565	$(274,007)
Effective tax rate	23.4%	58.4%	(24.9)%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2024 and 2023 are as follows:

	As of January 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,995	$14,788
Research and development credit carryforwards	16,610	12,792
Stock-based compensation	84,906	116,798
Accruals and reserves	39,295	42,271
Deferred revenue	308,152	303,167
Capitalized research expenditures	379,102	245,708
Operating lease liabilities	17,829	23,140
Other assets	4,105	10,541
Total deferred tax assets	862,994	769,205
Valuation allowance	(35,949)	(53,570)
Total deferred tax assets net of valuation allowance	827,045	715,635

Deferred tax liabilities:
Property and equipment and intangible assets	(35,007)	(36,274)
Deferred contract acquisition costs	(83,862)	(89,839)
Operating right-of-use assets	(14,396)	(19,352)
Other liabilities	(35,480)	(13,054)
Total deferred tax liabilities	(168,745)	(158,519)

Net deferred tax assets	$658,300	$557,116
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. As of January 31, 2024, management concluded that the valuation allowance related to the U.K. net deferred tax assets was no longer needed primarily due to its assessment of income/loss in recent periods and the forecast of future taxable income. Based on evaluation of all positive and negative evidence, management believes it is more likely than not that the net deferred tax assets will be realized for U.K. purposes. Accordingly, management has recognized a non-recurring tax benefit of $10.7 million related to the valuation allowance release. Based on the available objective evidence during the year ended January 31, 2024, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature and certain state and other foreign deferred tax assets may not be realized prior to expiration. Accordingly, we have maintained a valuation allowance against these deferred tax assets and intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of January 31, 2024, we had net operating loss carryforwards of approximately $12.3 million for federal income tax purposes, $14.2 million for state income tax purposes, which will begin to expire in the year 2033 if unused. We also had certain foreign net operating loss carryforwards of $35.6 million, which have an indefinite life.
As of January 31, 2024, we also had research and development credit carryforwards of approximately $1.2 million for federal income tax purposes and $31.9 million for state income tax purposes. The federal research and development tax credits have a twenty-year carryover period while the state research and development tax credits carry forward indefinitely.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	Year Ended January 31,
	2024	2023	2022

Balance, beginning of year	$30,404	$19,171	$14,884
Tax Positions taken in prior year:
Gross increases	228	877	—
Gross decreases	—	—	(3,764)
Tax Positions taken in current year:
Gross increases	12,415	10,547	8,211
Gross decreases	(891)	—	—
Lapse of Statute of Limitations	(384)	(191)	(160)
Acquisitions	—	—	—
Balance, end of year	$41,772	$30,404	$19,171
As of January 31, 2024, gross unrecognized tax benefits related to uncertain tax positions were $41.8 million ($46.5 million total, including $4.7 million associated with interest and penalties). As of January 31, 2023, gross unrecognized tax benefits related to uncertain tax positions were $30.4 million ($32.5 million total, including $1.6 million associated with interest and penalties). As of January 31, 2022, gross unrecognized tax benefits related to uncertain tax positions were $19.2 million ($19.6 million total, including $0.4 million associated with interest and penalties). We recognized approximately $4.7 million, $1.6 million, and $0.4 million in potential interest and penalties associated with uncertain tax positions during fiscal years ended January 31, 2024, 2023, and 2022, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2024, all of the years remain open to examination by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

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
13.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$538,554	$98,908	$87,246	$16,465	$1,105,368	$270,271
Less: undistributed earnings attributable to participating securities	—	—	—	(7)	—	(582)
Net income attributable to common stockholders, basic	$538,554	$98,908	$87,246	$16,458	$1,105,368	$269,689
Reallocation of net income attributable to common stockholders	(4,653)	4,653	(1,205)	1,205	(23,891)	23,891
Net income attributable to common stockholders, diluted	$533,901	$103,561	$86,041	$17,663	$1,081,477	$293,580
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	254,084,540	46,663,622	249,494,904	47,065,597	238,214,936	58,119,958
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	258,398,674	50,121,223	252,413,234	51,818,116	240,531,470	65,295,035
Net income per share attributable to common stockholders, basic	$2.12	$2.12	$0.35	$0.35	$4.64	$4.64
Net income per share attributable to common stockholders, diluted	$2.07	$2.07	$0.34	$0.34	$4.50	$4.50
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	109,441	—	88,019	—	—	—
Unvested RSUs	9,124,205	—	9,228,633	—	1,015,860	—
Purchase rights committed under the ESPP	1,789,166	—	1,674,853	—	241,107	—
Total	11,022,812	—	10,991,505	—	1,256,967	—
For the years ended January 31, 2024, 2023, and 2022, the table above does not include 405,156 of issued Class A common stock held by us that are reserved for the sole purpose of being transferred to nonprofit organizations.
14.    Subsequent Events
We have evaluated subsequent events from the balance sheet date through March 1, 2024, the date at which the consolidated financial statements were available to be issued.

In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
The timing and the amount of any repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A common stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of March 1, 2024, there have been no repurchases made.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Kelly Steckelberg, Chief Financial Officer	Adoption	11/24/2023	X		Up to 241,100	03/05/2025
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	10-K	001-38865	3.2	March 3, 2023
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016	S-1	333-230444	4.2	March 22, 2019
4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-Q	001-38865	10.2	November 23, 2022
10.3	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global Restricted Stock Unit Award Grant Notice for Executive Officers, as amended	10-Q	001-38865	10.1	December 4, 2020
10.5#	Zoom Video Communications, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230444	10.3	April 8, 2019
10.6#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-230444	10.4	March 22, 2019
10.7#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended	10-K	001-38865	10.7	March 3, 2023
10.8#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice	10-Q	001-38865	10.2	September 13, 2019
10.9#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.10#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018	S-1	333-230444	10.5	March 22, 2019
10.11#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018	S-1	333-230444	10.6	March 22, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Kelly Steckelberg, dated December 18, 2018	S-1	333-230444	10.8	March 22, 2019
10.13#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020

10.14#	Offer Letter by and between the Registrant and Greg Tomb, dated May 31, 2020	10-Q	001-38865	10.1	August 24, 2022
10.15#	Director Offer Letter by and between the Registrant and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.16#	Director Offer Letter by and between the Registrant and Janet Napolitano dated November 2, 2020	10-K	001-38865	10.17	March 18, 2021
10.17#	Director Offer Letter by and between the Registrant and William R. McDermott dated February 23, 2022	10-Q	001-38865	10.2	May 25, 2022
10.18#	Director Offer Letter by and between the Registrant and Cindy Hoots dated January 4, 2023	10-K	001-38865	10.20	March 3, 2023
10.19	Lease Agreement dated August 1, 2016, as amended, by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	S-1	333-230444	10.9	March 22, 2019
10.20	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	10-Q	001-38865	10.5	September 13, 2019
10.21	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020	10-Q	001-38865	10.1	June 5, 2020
10.22#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended	10-K	001-38865	10.21	March 7, 2022
10.23	Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of April 5, 2019	S-1/A	333-230444	10.11	April 8, 2019
10.24#	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder	10-Q	001-38865	10.2	August 24, 2022
21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (reference is made to the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Zoom Video Communications, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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

(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2024, 2023, and 2022:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2024
Accounts receivable allowances	$33,206	$52,730	$(53,565)	$32,371
Deferred tax asset valuation allowance	$53,570	$599	$(18,220)	$35,949
Year ended January 31, 2023
Accounts receivable allowances	$24,696	$57,142	$(48,632)	$33,206
Deferred tax asset valuation allowance	$12,605	$40,965	$—	$53,570
Year ended January 31, 2022
Accounts receivable allowances	$36,844	$50,467	$(62,615)	$24,696
Deferred tax asset valuation allowance	$335,051	$5,511	$(327,957)	$12,605
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOOM VIDEO COMMUNICATIONS, INC.

Date: March 1, 2024	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2024	By:	/s/ Kelly Steckelberg
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2024
Eric S. Yuan
/s/ Kelly Steckelberg	Chief Financial Officer (Principal Financial Officer)	March 1, 2024
Kelly Steckelberg

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2024
Shane Crehan

/s/ Jonathan Chadwick	Director	March 1, 2024
Jonathan Chadwick

/s/ Peter Gassner	Director	March 1, 2024
Peter Gassner

/s/ Cindy Hoots	Director	March 1, 2024
Cindy Hoots

/s/ William R. McDermott	Director	March 1, 2024
William R. McDermott

/s/ Herbert Raymond McMaster	Director	March 1, 2024
Herbert Raymond McMaster

/s/ Janet Napolitano	Director	March 1, 2024
Janet Napolitano

/s/ Dan Scheinman	Director	March 1, 2024
Dan Scheinman

/s/ Santiago Subotovsky	Director	March 1, 2024
Santiago Subotovsky