Form 10-Q
period 2024-04-30
Zoom Video Communications, Inc.
filed 2024-05-22
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2024, the number of shares of the registrant’s Class A common stock outstanding was 263,616,605 and the number of shares of the registrant’s Class B common stock outstanding was 45,660,427.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2024

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
•Our security measures, and those of the third parties with whom we work, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
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
•We use generative AI including in our products and services, which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,885,603	$1,558,252
Marketable securities	5,488,737	5,404,233
Accounts receivable, net of allowances of $22,009 and $32,371 as of April 30, 2024 and January 31, 2024, respectively	527,515	536,078
Deferred contract acquisition costs, current	198,113	208,474
Prepaid expenses and other current assets	182,077	219,182
Total current assets	8,282,045	7,926,219
Deferred contract acquisition costs, noncurrent	121,087	138,724
Property and equipment, net	304,712	293,704
Operating lease right-of-use assets	55,750	58,975
Strategic investments	424,923	409,222
Goodwill	307,295	307,295
Deferred tax assets	673,808	662,177
Other assets, noncurrent	127,010	133,477
Total assets	$10,296,630	$9,929,793
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,315	$10,175
Accrued expenses and other current liabilities	501,799	500,164
Deferred revenue, current	1,335,787	1,251,848
Total current liabilities	1,855,901	1,762,187
Deferred revenue, noncurrent	16,405	18,514
Operating lease liabilities, noncurrent	40,284	48,308
Other liabilities, noncurrent	85,216	81,378
Total liabilities	1,997,806	1,910,387
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2024 and January 31, 2024; 263,636,337 and 260,896,822 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively; 300,000,000 Class B shares authorized as of April 30, 2024 and January 31, 2024; 45,632,347 and 46,661,531 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	309	307
Additional paid-in capital	5,310,417	5,228,756
Accumulated other comprehensive (loss) income	(17,490)	1,063
Retained earnings	3,005,588	2,789,280
Total stockholders’ equity	8,298,824	8,019,406
Total liabilities and stockholders’ equity	$10,296,630	$9,929,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue	$1,141,234	$1,105,364
Cost of revenue	273,302	263,947
Gross profit	867,932	841,417
Operating expenses:
Research and development	205,558	209,271
Sales and marketing	348,008	422,504
General and administrative	111,344	199,900
Total operating expenses	664,910	831,675
Income from operations	203,022	9,742
Gains on strategic investments, net	17,354	2,275
Other income, net	71,588	31,213
Income before provision for income taxes	291,964	43,230
Provision for income taxes	75,656	27,786
Net income	216,308	15,444
Net income per share:
Basic	$0.70	$0.05
Diluted	$0.69	$0.05
Weighted-average shares used in computing net income per share:
Basic	308,700,582	295,409,207
Diluted	315,360,678	304,115,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net income	$216,308	$15,444
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of income tax benefit (expense) of $5,692 and $(4,674) for the three months ended April 30, 2024 and 2023, respectively	(18,553)	15,514
Comprehensive income	$197,755	$30,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	109,464	—	1,016	—	—	1,016
Issuance of common stock upon release of restricted stock units	4,001,172	4	(4)	—	—	—
Repurchase of common stock	(2,400,305)	(2)	(150,046)	—	—	(150,048)
Stock-based compensation expense	—	—	230,695	—	—	230,695
Other comprehensive loss	—	—	—	(18,553)	—	(18,553)
Net income	—	—	—	—	216,308	216,308
Balance as of April 30, 2024	309,268,684	$309	$5,310,417	$(17,490)	$3,005,588	$8,298,824

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	501,968	1	4,268	—	—	4,269
Issuance of common stock upon release of restricted stock units	3,130,908	3	(3)	—	—	—
Stock-based compensation expense	—	—	282,273	—	—	282,273
Other comprehensive income	—	—	—	15,514	—	15,514
Net income	—	—	—	—	15,444	15,444
Balance as of April 30, 2023	297,455,726	$298	$4,391,418	$(34,871)	$2,167,262	$6,524,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$216,308	$15,444
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	229,425	282,345
Amortization of deferred contract acquisition costs	68,125	73,230
Depreciation and amortization	26,667	24,076
Deferred income taxes	(7,952)	21,511
Gains on strategic investments, net	(17,354)	(2,275)
Provision for accounts receivable allowances	6,782	15,433
Unrealized foreign exchange losses	7,237	3,316
Non-cash operating lease cost	5,368	5,381
Amortization of discount/premium on marketable securities	(17,668)	(6,765)
Other	98	(5,471)
Changes in operating assets and liabilities:
Accounts receivable	12,260	(29,101)
Prepaid expenses and other assets	35,839	(6,659)
Deferred contract acquisition costs	(40,128)	(46,338)
Accounts payable	7,276	1,881
Accrued expenses and other liabilities	(14,942)	24,640
Deferred revenue	77,964	53,340
Operating lease liabilities, net	(7,114)	(5,501)
Net cash provided by operating activities	588,191	418,487
Cash flows from investing activities:
Purchases of marketable securities	(867,911)	(768,230)
Maturities of marketable securities	776,941	559,686
Purchases of property and equipment	(18,508)	(21,826)
Purchases of strategic investments	(3,000)	(51,000)
Proceeds from strategic investments	4,654	—
Cash paid for acquisition, net of cash acquired	—	(199,416)
Net cash used in investing activities	(107,824)	(480,786)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,016	4,268
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	6,581	2,751
Cash paid for repurchases of common stock	(150,048)	—
Net cash (used in) provided by financing activities	(142,451)	7,019
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,852)	(2,553)
Net increase (decrease) in cash, cash equivalents, and restricted cash	331,064	(57,833)
Cash, cash equivalents, and restricted cash – beginning of period	1,565,380	1,100,243
Cash, cash equivalents, and restricted cash – end of period	$1,896,444	$1,042,410

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,885,603	$1,029,546
Restricted cash, current included in prepaid expenses and other current assets	10,588	12,610
Restricted cash, noncurrent included in other assets, noncurrent	253	254
Total cash, cash equivalents, and restricted cash	$1,896,444	$1,042,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom Video Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a workplace collaboration platform that connects people through frictionless and secure meetings, phone, chat, content sharing and more. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2025, for example, refer to the fiscal year ending January 31, 2025.
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
The condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024. Except for an update to our stock-based compensation policy covering our recently granted restricted stock units (“RSUs”) that contain both service and performance conditions as noted below, there have been no significant changes to these policies during the three months ended April 30, 2024.
Stock-Based Compensation
Stock-based compensation expense related to stock awards with only service conditions, including stock options, RSUs, and employee stock purchase plan (“ESPP”), are measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period. For RSU’s with service and performance conditions, expense is recognized over the requisite service period if it is probable the performance condition will be achieved. The probability of achievement is assessed quarterly, and the effect of any change in the estimated number of performance-based awards expected to vest is recognized in the period those estimates are revised as a cumulative catch-up adjustment to stock-based compensation expense.

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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements and will adopt it for the year ending January 31, 2025.
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
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$818,683	71.7%	$784,597	71.0%
Asia Pacific (“APAC”)	138,314	12.1	140,870	12.7
Europe, Middle East, and Africa (“EMEA”)	184,237	16.2	179,897	16.3
Total	$1,141,234	100.0%	$1,105,364	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $137.7 million and $124.8 million as of April 30, 2024 and January 31, 2024, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of April 30, 2024 and January 31, 2024.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended April 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $592.5 million and $576.8 million, respectively.
Remaining Performance Obligations

The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,665.7 million, which consists of both billed consideration in the amount of $1,352.2 million and unbilled consideration in the amount of $2,313.5 million that we expect to recognize as revenue. We expect to recognize 59% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Investments
Marketable Securities
As of April 30, 2024 and January 31, 2024, our marketable securities consisted of the following:

	As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$19,737	$—	$—	$19,737
Agency bonds	1,752,707	24	(6,482)	1,746,249
Corporate and other debt securities	652,318	104	(2,633)	649,789
U.S. government agency securities	3,032,764	4	(14,488)	3,018,280
Treasury bills	54,727	—	(45)	54,682
Marketable securities	$5,512,253	$132	$(23,648)	$5,488,737

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$41,564	$—	$—	$41,564
Agency bonds	1,667,601	2,426	(3,344)	1,666,683
Corporate and other debt securities	663,122	1,161	(1,124)	663,159
U.S. government agency securities	3,003,224	7,859	(6,241)	3,004,842
Treasury bills	27,992	—	(7)	27,985
Marketable securities	$5,403,503	$11,446	$(10,716)	$5,404,233
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $21.8 million and $6.0 million as of April 30, 2024 and January 31, 2024, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $1.9 million and $4.8 million as of April 30, 2024 and January 31, 2024, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three months ended April 30, 2024 and 2023.

The following table presents the contractual maturities of our marketable securities as of April 30, 2024 and January 31, 2024:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Less than one year	$3,017,465	$2,883,598
Due in one to five years	2,471,272	2,520,635
Total	$5,488,737	$5,404,233
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$24,200	$299,651	$97,208	$421,059
Debt securities	3,864	—	—	3,864
Strategic investments	$28,064	$299,651	$97,208	$424,923
Strategic investments by form and measurement category as of January 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$23,160	$285,509	$96,725	$405,394
Debt securities	3,828	—	—	3,828
Strategic investments	$26,988	$285,509	$96,725	$409,222

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of April 30, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$1,347,656	$1,347,656	$—	$—
Treasury bills	40,325	—	40,325	—
Commercial paper	9,466	—	9,466	—
U.S. government agency securities	3,504	—	3,504	—
Cash equivalents	1,400,951	1,347,656	53,295	—
Commercial paper	19,737	—	19,737	—
Agency bonds	1,746,249	—	1,746,249	—
Corporate and other debt securities	649,789	—	649,789	—
U.S. government agency securities	3,018,280	—	3,018,280	—
Treasury bills	54,682	—	54,682	—
Marketable securities	5,488,737	—	5,488,737	—
Certificates of deposit included in other assets, noncurrent	253	—	253	—
Publicly held equity securities included in strategic investments	24,200	24,200	—	—
Privately held debt securities included in strategic investments	3,864	—	—	3,864
Total financial assets	$6,918,005	$1,371,856	$5,542,285	$3,864

	As of January 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$851,100	$851,100	$—	$—
Treasury bills	100,629	—	100,629	—
Corporate debt securities	2,715	—	2,715	—
Agency bonds	20,155	—	20,155	—
Cash equivalents	974,599	851,100	123,499	—
Commercial paper	41,564	—	41,564	—
Agency bonds	1,666,683	—	1,666,683	—
Corporate and other debt securities	663,159	—	663,159	—
U.S. government agency securities	3,004,842	—	3,004,842	—
Treasury bills	27,985	—	27,985	—
Marketable securities	5,404,233	—	5,404,233	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	23,160	23,160	—	—
Privately held debt securities included in strategic investments	3,828	—	—	3,828
Total financial assets	$6,406,074	$874,260	$5,527,986	$3,828
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology and customer relationships is recorded within cost of revenue and sales and marketing expense, respectively, within the condensed consolidated statements of operations. As of April 30, 2024, the developed technology and customer relationships both had a remaining useful life of 4.0 years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Accounts receivable, gross	$549,524	$568,449
Less: allowance for credit losses	(17,011)	(25,916)
Less: allowance for returns	(4,998)	(6,455)
Accounts receivable, net	$527,515	$536,078
Below is a rollforward of our allowance for credit losses for the three months ended April 30, 2024 and 2023:

	2024	2023
	(in thousands)
Balance as of January 31	$25,916	$24,900
Provision for credit losses	4,533	21,737
Write-offs	(13,438)	(8,516)
Balance as of April 30	$17,011	$38,121

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Prepaid expenses	$151,427	$188,259
Restricted cash	10,588	6,874
Other	20,062	24,049
Prepaid expenses and other current assets	$182,077	$219,182
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Servers	$360,672	$340,868
Software	101,639	95,409
Computer and office equipment	43,057	44,571
Leasehold improvements	49,329	43,981
Furniture and fixtures	5,213	5,192
Property and equipment, gross	559,910	530,021
Less: accumulated depreciation and amortization	(255,198)	(236,317)
Property and equipment, net	$304,712	$293,704
Depreciation and amortization expense was $23.3 million and $22.0 million for the three months ended April 30, 2024 and 2023, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Accounts receivable, noncurrent	$18,073	$26,099
Intangible assets subject to amortization, net	43,609	46,935
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	28,297	23,351
Other	11,792	11,853
Other assets, noncurrent	$127,010	$133,477

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Accrued expenses	$172,398	$173,993
Accrued compensation and benefits	127,708	185,128
Income tax liabilities	71,257	21,880
Sales and other non-income tax liabilities	33,664	35,460
Customer deposit liabilities	44,065	40,142
Operating lease liabilities, current	27,572	24,645
Other	25,135	18,916
Accrued expenses and other current liabilities	$501,799	$500,164
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2024	January 31, 2024

	(in thousands)
Sales and other non-income tax liabilities	$42,515	$42,254
Long-term income tax liabilities	37,060	33,864
Other	5,641	5,260
Other liabilities, noncurrent	$85,216	$81,378

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2024, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC on March 4, 2024.
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
We are vigorously defending ourselves against these lawsuits. Given the uncertainty of litigation and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion for preliminary approval of the settlement is scheduled for June 13, 2024. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the fiscal year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the fiscal year ended January 31, 2024.
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
During the three months ended April 30, 2024, we repurchased and subsequently retired 2,400,305 shares of our Class A common stock for an aggregate amount of $150.0 million. As of April 30, 2024, $1,350.0 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2024	3,314,228	$8.21	3.9	$189,921
Exercised	(109,464)	$9.28		$6,146
Canceled/forfeited/expired	(1,875)	$94.87
Outstanding and exercisable as of April 30, 2024	3,202,889	$8.12	3.7	$172,975
As of April 30, 2024, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	26,040,557	$83.14
Granted	5,073,584	$64.56
Vested	(4,001,172)	$84.99
Canceled/forfeited	(1,099,816)	$83.83
Unvested as of April 30, 2024	26,013,153	$79.20
As of April 30, 2024, unrecognized stock-based compensation expense related to RSUs was $1,787.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
For the three months ended April 30, 2024, we granted 1.7 million RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.

2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of April 30, 2024, unrecognized stock-based compensation expense related to the ESPP was $26.8 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Cost of revenue	$31,575	$38,089
Research and development	82,569	81,466
Sales and marketing	77,234	112,593
General and administrative	38,047	50,197
Total stock-based compensation expense	$229,425	$282,345
Benefit from income taxes	(43,474)	(49,677)
Total stock-based compensation expense recorded to net income	$185,951	$232,668
9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%. The execution of the Plan was completed as of July 31, 2023, and therefore no restructuring expense was recorded for the three months ended April 30, 2024.
For the three months ended April 30, 2023, we recorded net restructuring costs of $73.2 million, which consisted of $54.8 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.1 million for other related expenses.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the three months ended April 30, 2023:

Three Months Ended April 30, 2023
(in thousands)
Cost of revenue	$7,095
Research and development	19,302
Sales and marketing	33,841
General and administrative	12,942
Total restructuring expenses	$73,180
There was no restructuring liability as of January 31, 2024 and April 30, 2024.
10.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.

The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2024	2023

	(in thousands, except percentages)
Income before provision for income taxes	$291,964	$43,230
Provision for income taxes	75,656	27,786
Effective tax rate	25.9%	64.3%
The year-over-year change in effective tax rate for the three months ended April 30, 2024 was due primarily to the increase in income before taxes and tax shortfalls and windfalls on stock-based compensation. For both the three months ended April 30, 2024 and April 30, 2023, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits, offset by tax shortfalls on stock-based compensation, and other compensation-related permanent differences.
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
11.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$184,070	$32,238	$13,004	$2,440
Reallocation of net income	(1,292)	1,292	(135)	135
Net income, diluted	$182,778	$33,530	$12,869	$2,575
Denominator:
Weighted-average shares used in computing net income per share, basic	262,693,481	46,007,101	248,731,065	46,678,142
Weighted-average shares used in computing net income per share, diluted	266,476,843	48,883,835	253,394,377	50,721,536
Net income per share, basic	$0.70	$0.70	$0.05	$0.05
Net income per share, diluted	$0.69	$0.69	$0.05	$0.05
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
Unvested RSUs	10,342,542	—	10,884,907	—
Purchase rights committed under the ESPP	1,040,285	—	2,068,828	—
Outstanding stock options	102,354	—	124,051	—
Total	11,485,181	—	13,077,786	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of April 30, 2024 and 2023 that are reserved for the sole purpose of being transferred to nonprofit organizations.

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
Zoom is an AI-powered, open collaboration platform built for modern work. Zoom Workplace along with AI Companion, Business Services for sales, marketing, and customer care teams, including Zoom Contact Center, and our robust ecosystem with over 2,500 apps and integration, help drive impact, reimagine teamwork, strengthen customer relationships, and enable seamless experiences. Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
We’re on a mission to reimagine the way we communicate and collaborate in a flexible working world. Zoom Workplace, our AI-powered collaboration platform is designed to help organizations reimagine teamwork by streamlining communications, increasing employee engagement, optimizing in-person time, and improve productivity across flexible work. AI has been core to Zoom’s product DNA over many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity.
We continue to invest in AI and focus on three key areas regarding AI innovation: supporting individual productivity, powering better collaboration, and helping customer-facing teams delight their customers. We launched Zoom AI Companion, our smart assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables us to make Zoom’s AI capabilities accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 33 co-located data centers worldwide and the public cloud in conjunction with our proprietary adaptive rate codec enable us to provide both high-quality and high-definition, real-time video to our customers even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to our Zoom Workplace collaboration platform and Business Services. Subscription revenue is driven primarily by the number of customers as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Events, Zoom Contact Center and Zoom Revenue Accelerator. We define a customer as a separate and distinct buying entity, which can be a single paid user or an organization of any size (including a distinct unit of an organization) that has multiple users. Our Zoom Workplace Basic offering is free and gives users access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom Workplace bundles: Zoom Workplace Pro, Business, Business Plus, Enterprise, Enterprise Plus, and Enterprise Premier. The Zoom Workplace bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard and Mail and Calendar, Zoom Clips, as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare and Government which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in four specific markets (Australia/New Zealand, Japan, United Kingdom/Ireland and United States/Canada). In addition, we offer a Global Select plan that allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.
Our revenue was $1,141.2 million and $1,105.4 million for the three months ended April 30, 2024 and 2023, respectively, representing period-over-period growth of 3.2%. We had net income of $216.3 million and $15.4 million for the three months ended April 30, 2024 and 2023, respectively. Net cash provided by operating activities was $588.2 million and $418.5 million for the three months ended April 30, 2024 and 2023, respectively.
Macroeconomic Conditions and Other Factors
Macroeconomic factors, including geopolitical conflicts, global economic slowdown, high inflation, increased interest rates, and the responses by central banking authorities, and fluctuations in foreign currency exchange rates, have introduced uncertainty to our business. For the three months ended April 30, 2024, compared to the three months ended April 30, 2023, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have impacted and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have been experiencing elongated sales cycles as well as a decrease in customers’ overall corporate spending. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
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
Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers that use the Zoom Workplace and our Business Services offerings. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Despite recent macroeconomic headwinds that have impacted the rate of expansion, we believe there continues to be opportunity for future expansion with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Spaces, Contact Center, Revenue Accelerator, Events and Developer Platform Solutions. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 58.3% and 57.2% of total revenue for the three months ended April 30, 2024 and 2023, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid users within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of April 30, 2024 and 2023 was 99% and 112%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual users to small and medium size businesses. We continue to focus on acquisition and retention of our Online customers through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 41.7% and 42.8% of total revenue for the three months ended April 30, 2024 and 2023, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.2% and 3.1% per month for the three months ended April 30, 2024 and 2023, respectively. One of the dynamics in the Online business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of April 30, 2024 and 2023, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 73.8% and 72.0%, respectively.
We calculate the Online average monthly churn by starting with the Online customer MRR as of the beginning of the applicable quarter (“Entry MRR”). We define Entry MRR as the recurring revenue run-rate of subscription agreements from all Online customers except for subscriptions that we recorded as churn in a previous quarter based on the customers' earlier indication to us of their intention to cancel that subscription. We then determine the MRR related to customers who canceled or downgraded their subscription or notified us of that intention during the applicable quarter (“Applicable Quarter MRR Churn”) and divide the Applicable Quarter MRR Churn by the applicable quarter Entry MRR to arrive at the MRR churn rate for Online customers. We then divided that amount by three to calculate the Online average monthly churn for the applicable quarter.
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of the Zoom Workplace and our Business Services offerings. For example, we have introduced a number of new products and enhancements including Zoom AI Companion, new features for Zoom Contact Center, Zoom Notes, integration of Workvivo into the Zoom desktop client, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Huddles, Webinars and Zoom Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of April 30, 2024.
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
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of world (APAC and EMEA) represented 28.3% and 29.0% of our total revenue for the three months ended April 30, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect revenue from Enterprise customers to represent a larger share of our business. As of April 30, 2024 and 2023, we had approximately 191,000 and 215,900 Enterprise customers, respectively. During the three months ended April 30, 2024, in order to enhance customer experience and improve efficiency, we transitioned approximately 26,800 Enterprise customers with lower MRR away from working with direct sales teams, resellers, or strategic partners. These customers are now considered Online customers and no longer included in our Enterprise customer total as of April 30, 2024. The impact of this transition did not have a material impact on the percent of revenue from Enterprise and Online customers, net dollar expansion rate, or Online average monthly churn.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 29.9% and 28.6% of total revenue for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and 2023, we had 3,883 and 3,580 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$588,191	$418,487
Less: purchases of property and equipment	(18,508)	(21,826)
Free cash flow (non-GAAP)	$569,683	$396,661
Net cash used in investing activities	$(107,824)	$(480,786)
Net cash (used in) provided by financing activities	$(142,451)	$7,019
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
Gains on Strategic Investments, Net
Gains on strategic investments, net consist primarily of remeasurement gains on our equity investments.
Other Income, Net
Other income, net consists primarily of interest income and net accretion on our marketable securities and effect of changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to federal, state, and foreign jurisdictions where we conduct business.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Revenue	$1,141,234	$1,105,364
Cost of revenue (1)	273,302	263,947
Gross profit	867,932	841,417
Operating expenses:
Research and development (1)	205,558	209,271
Sales and marketing (1)	348,008	422,504
General and administrative (1)	111,344	199,900
Total operating expenses	664,910	831,675
Income from operations	203,022	9,742
Gains on strategic investments, net	17,354	2,275
Other income, net	71,588	31,213
Income before provision for income taxes	291,964	43,230
Provision for income taxes	75,656	27,786
Net income	$216,308	$15,444

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$31,575	$38,089
Research and development	82,569	81,466
Sales and marketing	77,234	112,593
General and administrative	38,047	50,197
Total stock-based compensation expense	$229,425	$282,345

	Three Months Ended April 30,
	2024	2023

	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.9	23.9
Gross profit	76.1	76.1
Operating expenses:
Research and development	18.0	18.9
Sales and marketing	30.5	38.2
General and administrative	9.8	18.1
Total operating expenses	58.3	75.2
Income from operations	17.8	0.9
Gains on strategic investments, net	1.5	0.2
Other income, net	6.3	2.8
Income before provision for income taxes	25.6	3.9
Provision for income taxes	6.6	2.5
Net income	19.0%	1.4%

Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Revenue	$1,141,234	$1,105,364	3.2%
Revenue for the three months ended April 30, 2024, increased by $35.9 million, or 3.2%, compared to the three months ended April 30, 2023. The increase was driven by a 5.3% increase in revenue from Enterprise customers, of which 42.7% and 57.3% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Cost of revenue	$273,302	$263,947	3.5%
Gross profit	867,932	841,417	3.2%
Gross margin	76.1%	76.1%
Cost of revenue for the three months ended April 30, 2024, increased by $9.4 million, or 3.5%, compared to the three months ended April 30, 2023. The increase was primarily driven by higher hosting costs, partially offset by lower restructuring costs as a result of the prior year restructuring plan.
Gross margin remained flat at 76.1% for the three months ended April 30, 2024, as the revenue increase was partially offset by the higher hosting costs.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Research and development	$205,558	$209,271	(1.8)%
Research and development expense for the three months ended April 30, 2024, decreased by $3.7 million, or 1.8%, compared to the three months ended April 30, 2023. The decrease was primarily due to a $8.1 million decrease in personnel-related expenses, including a $19.3 million decrease in restructuring costs as a result of the prior year restructuring plan, offset by a $5.8 million increase in salaries, payroll taxes and benefits, and a $5.4 million increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Sales and marketing	$348,008	$422,504	(17.6)%
Sales and marketing expense for the three months ended April 30, 2024, decreased by $74.5 million, or 17.6%, compared to the three months ended April 30, 2023. The decrease was primarily due to a $78.1 million decrease in personnel-related expenses, including a $33.8 million decrease in restructuring costs as a result of the prior year restructuring plan, a $27.2 million decrease in stock-based compensation expense, and a $12.5 million decrease in commissions expense.
General and Administrative

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
General and administrative	$111,344	$199,900	(44.3)%
General and administrative expense for the three months ended April 30, 2024, decreased by $88.6 million, or 44.3%, compared to the three months ended April 30, 2023. The decrease was primarily due to a $50.0 million decrease in legal expenses, including litigation settlements; a $17.8 million decrease in personnel-related expenses, including a $12.9 million decrease in restructuring costs as a result of the prior year restructuring plan, and a $9.2 million decrease in stock-based compensation expense; and a $8.7 million decrease in bad debt expense.
Gains on Strategic Investments, Net

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Gains on strategic investments, net	$17,354	$2,275	662.8%
Gains on strategic investments, net for the three months ended April 30, 2024, increased by $15.1 million, or 662.8%, compared to the three months ended April 30, 2023. The decrease was mainly due to changes in the valuations of our privately held securities.
Other Income, Net

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Other income, net	$71,588	$31,213	129.4%
Other income, net for the three months ended April 30, 2024, increased by $40.4 million, or 129.4%, compared to the three months ended April 30, 2023. The increase was mainly due to a $43.7 million increase in investment yield from cash and marketable securities.

Provision for Income Taxes

	Three Months Ended April 30,
	2024	2023	% Change

	(in thousands)
Provision for income taxes	$75,656	$27,786	172.3%
Provision for income taxes for the three months ended April 30, 2024 increased by $47.9 million, or 172.3%, compared to the three months ended April 30, 2023. The year-over-year change was primarily due to the increase in income before taxes.
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.4 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
There have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$588,191	$418,487
Net cash used in investing activities	$(107,824)	$(480,786)
Net cash (used in) provided by financing activities	$(142,451)	$7,019
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
Net cash provided by operating activities was $588.2 million for the three months ended April 30, 2024, compared to $418.5 million for the three months ended April 30, 2023. The increase in operating cash flow was primarily due to higher collections and higher interest received.
Investing Activities
Net cash used in investing activities of $107.8 million for the three months ended April 30, 2024 was due to net purchases of marketable securities of $91.0 million, purchases of property and equipment of $18.5 million, and purchases of strategic investments of $3.0 million, partially offset by proceeds from strategic investments of $4.7 million.
Net cash used in investing activities of $480.8 million for the three months ended April 30, 2023 was due to net purchases of marketable securities of $208.5 million, cash paid for acquisition, net of cash acquired, of $199.4 million, purchases of strategic investments of $51.0 million, and purchases of property and equipment of $21.8 million.

Financing Activities
Net cash used in financing activities of $142.5 million for the three months ended April 30, 2024 was due to cash paid for repurchases of common stock of $150.0 million, partially offset by proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $6.6 million and proceeds from the exercise of stock options of $1.0 million.
Net cash used in financing activities of $7.0 million for the three months ended April 30, 2023 was due to proceeds from the exercise of stock options of $4.3 million and proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $2.8 million.
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock, $1,350.0 million of which remain available as of April 30, 2024. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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
During the three months ended April 30, 2024, we repurchased on the open market 2,400,305 shares of our Class A common stock for an aggregate purchase of $150.0 million.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024.
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the three months ended April 30, 2024 and 2023, 19.4% and 19.3% of our revenue, respectively and 15.6% and 13.2% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2024 and 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,885.6 million and marketable securities of $5,488.7 million as of April 30, 2024. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2024 and 2023.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and global impacts, including the Russian invasion of Ukraine, the conflict in Israel and the surrounding area and the United States' ongoing trade disputes with China and other countries. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
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
In addition, we provide, develop, and create applications for our platform partners that integrate our platform with our partners’ various offerings. For example, our Zoom Workplace product integrates with tools offered by companies, such as Atlassian and Dropbox, to help teams get more done together. If we are not able to continue and expand on existing and new relationships to integrate our platform with our partners’ solutions, or there are quality issues with our products or service interruptions of our products that integrate with our partners’ solutions, our business will be harmed.
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
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we rely on third parties for certain AI features of our products and if such third parties do not provide us those features (or do not do so on acceptable terms), experience interruptions, or cease operating, we may need to work with another provider, which may take time or may not be possible, and could result in the disruption of certain of our products or services, affect our reputation or brand, and negatively affect our financial results. We could also face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. We cannot predict the impact of the new rules on our operations or business.
In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. The FCC’s April 24 order permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s current rules, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers, impair our ability to attract new customers, and harm our business but the new rules, if they go into effect, are intended to limit the ability of broadband internet access providers to engage in such behavior.
If there are changes to the regulatory structures in the United States or elsewhere that reduce investment in infrastructure by internet service providers, including a return of the network neutrality regulations that were repealed, any impacts of reduced investment that reduce network capacity or speed could have a negative effect on our business, operating results, and financial condition.
Our security measures, and those of third parties with whom we work, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
In the ordinary course of our business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive data, including data of ours, our customers, and our users, the data which includes personal information, customer and user content, health-related data, intellectual property, trade secrets, business plans, and financial information. We and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. We routinely investigate security incidents, which have resulted and may result in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of confidential, proprietary, and sensitive information.
Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties with whom we work. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services and parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work supply chains have not been compromised.
If our security measures are compromised, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We take steps designed to detect and remediate vulnerabilities in our information systems and those of third parties with whom we work, but we may not detect or remediate all such vulnerabilities or do so in a timely manner. The threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature, and may be difficult to detect by security tools. Vulnerabilities could be exploited and result in a security incident. We have limited budgetary and human resources for detecting and remediating vulnerabilities and have experienced difficulties in hiring and retaining qualified security personnel, especially after our recent restructuring actions. We may experience delays in developing and deploying remedial measures, including patches, designed to address identified vulnerabilities, and our remedial measures may require action by our customers such as installing patches or updates, which may increase the amount of time a vulnerability remains unremediated. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our information systems or third-party software, or obtain unauthorized access to or compromise our systems.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to confidential, proprietary, or sensitive data or our information technology systems, or those of the third parties with whom we work A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and information security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
Many governments have enacted laws requiring companies to provide notice of data security incidents, including those recently promulgated by the SEC. These laws may also require us to take certain measures, such as providing credit monitoring to individuals. Such laws are inconsistent, and compliance in the event of a widespread data breach is costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, some of our customers require us to notify them of data security breaches.
Actual or perceived security gaps or security compromises experienced in our industry or by our competitors, our customers, a third party with whom we work, or us could cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.3% and 29.0% of our revenue for the three months ended April 30, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2024 and 2023, 19.4% and 19.3% of our revenue, respectively, and 15.6% and 13.2% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal quarter ended April 30, 2024, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Laws Outside of the United States
Outside the United States, an increasing number of laws, regulations, and industry standards related to privacy, data protection, and information security may govern. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR and 17.5 million pounds sterling under the UK GDPR, or 4% of annual global revenue, in each case, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal information and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. The Swiss Federal Act on Data Protection (“FADP”), also applies to the collection and processing of personal information, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.
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
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly in relation to our transfer of personal information to, or processing of personal information of residents of, high risk or sanctioned jurisdictions.

We may also become subject to new laws that regulate non-personal information. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products and services to comply with such obligations.

Artificial Intelligence
Our development and use of AI and machine learning (“ML”) technologies is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML. For example, when the EU's AI Act comes into force, it will have a direct effect across all EU jurisdictions and could impose onerous obligations related to the use of AI-related systems. Obligations on AI/ML may make it harder for us to conduct our business using, or build products incorporating, AI/ML, require us to change our business practices, require us to retrain our algorithms, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. If we do not develop or incorporate AI/ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI/ML experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our obligations relating to privacy, data protection, information security, the use of AI and the provision of online services and other interactive platforms. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable privacy, data protection, and information security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that would review both the Florida and Texas decisions. A Supreme Court decision is expected during the first half of 2024. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
As described above, the FCC has reinstated its prior network neutrality regulations. See Part 1A. Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform. Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
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

Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. The FCC’s April 24 order permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2024, the holders of our outstanding Class B common stock held 63.4% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.4% of such voting power in the aggregate. As of January 31, 2024, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.3% of our outstanding capital stock but controlled approximately 31.3% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended April 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
February 1 – 29, 2024	—	—	—	$1,500,000
March 1 – 31, 2024	361,400	$66.37	361,400	$1,476,015
April 1 – 30, 2024	2,038,905	$61.83	2,038,905	$1,349,952
Total	2,400,305	$62.51	2,400,305

(1) In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. See Note 8 "Stockholders’ Equity and Equity Incentive Plans" of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Trading Arrangements
During the Company's fiscal quarter ended April 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Amended and Restated Bylaws of Zoom Video Communications, Inc.	10-K	001-38865	3.2	March 3, 2023
10.1*	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Performance Vesting)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL)
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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: May 22, 2024	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2024	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)