Form 10-Q
period 2024-07-31
Zoom Video Communications, Inc.
filed 2024-08-23
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2024, the number of shares of the registrant’s Class A common stock outstanding was 262,128,624 and the number of shares of the registrant’s Class B common stock outstanding was 45,660,591.

Zoom Video Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2024

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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,539,457	$1,558,252
Marketable securities	5,980,575	5,404,233
Accounts receivable, net of allowances of $22,799 and $32,371 as of July 31, 2024 and January 31, 2024, respectively	528,237	536,078
Deferred contract acquisition costs, current	197,502	208,474
Prepaid expenses and other current assets	149,374	219,182
Total current assets	8,395,145	7,926,219
Deferred contract acquisition costs, noncurrent	120,603	138,724
Property and equipment, net	347,714	293,704
Operating lease right-of-use assets	53,045	58,975
Strategic investments	438,529	409,222
Goodwill	307,295	307,295
Deferred tax assets	718,066	662,177
Other assets, noncurrent	126,795	133,477
Total assets	$10,507,192	$9,929,793
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,611	$10,175
Accrued expenses and other current liabilities	439,459	500,164
Deferred revenue, current	1,391,278	1,251,848
Total current liabilities	1,841,348	1,762,187
Deferred revenue, noncurrent	15,416	18,514
Operating lease liabilities, noncurrent	36,052	48,308
Other liabilities, noncurrent	89,129	81,378
Total liabilities	1,981,945	1,910,387
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2024 and January 31, 2024; 262,335,183 and 260,896,822 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively; 300,000,000 Class B shares authorized as of July 31, 2024 and January 31, 2024; 45,660,441 and 46,661,531 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	308	307
Additional paid-in capital	5,298,145	5,228,756
Accumulated other comprehensive income	2,191	1,063
Retained earnings	3,224,603	2,789,280
Total stockholders’ equity	8,525,247	8,019,406
Total liabilities and stockholders’ equity	$10,507,192	$9,929,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue	$1,162,520	$1,138,676	$2,303,754	$2,244,040
Cost of revenue	285,089	266,559	558,391	530,506
Gross profit	877,431	872,117	1,745,363	1,713,534
Operating expenses:
Research and development	206,756	191,802	412,314	401,073
Sales and marketing	358,770	373,373	706,778	795,877
General and administrative	109,535	129,324	220,879	329,224
Total operating expenses	675,061	694,499	1,339,971	1,526,174
Income from operations	202,370	177,618	405,392	187,360
Gains on strategic investments, net	3,107	31,670	20,461	33,945
Other income, net	87,412	41,085	159,000	72,298
Income before provision for income taxes	292,889	250,373	584,853	293,603
Provision for income taxes	73,874	68,399	149,530	96,185
Net income	219,015	181,974	435,323	197,418
Net income per share:
Basic	$0.71	$0.61	$1.41	$0.66
Diluted	$0.70	$0.59	$1.38	$0.65
Weighted-average shares used in computing net income per share:
Basic	309,137,807	299,093,452	308,921,610	297,281,846
Diluted	314,027,192	305,932,596	314,696,351	305,054,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$219,015	$181,974	$435,323	$197,418
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(6,038) and $553 for the three months ended July 31, 2024 and 2023, respectively, and $(346) and $(4,121) for the six months ended July 31, 2024 and 2023, respectively	19,681	(1,836)	1,128	13,678
Comprehensive income	$238,696	$180,138	$436,451	$211,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	309,268,684	$309	$5,310,417	$(17,490)	$3,005,588	$8,298,824
Issuance of common stock upon exercise of stock options	112,363	—	839	—	—	839
Issuance of common stock upon release of restricted stock units	2,777,616	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchase of common stock	(4,829,090)	(5)	(287,640)	—	—	(287,645)
Stock-based compensation expense	—	—	240,270	—	—	240,270
Other comprehensive income	—	—	—	19,681	—	19,681
Net income					219,015	219,015
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	297,455,726	$298	$4,391,418	$(34,871)	$2,167,262	$6,524,107
Issuance of common stock upon exercise of stock options	542,954	—	3,417	—	—	3,417
Issuance of common stock upon release of restricted stock units	2,404,443	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	262,177	—	—	262,177
Other comprehensive loss	—	—	—	(1,836)	—	(1,836)
Net income	—	—	—	—	181,974	181,974
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	221,827	—	1,855	—	—	1,855
Issuance of common stock upon release of restricted stock units	6,778,788	7	(7)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchases of common stock	(7,229,395)	(7)	(437,686)	—	—	(437,693)
Stock-based compensation expense	—	—	470,965	—	—	470,965
Other comprehensive income	—	—	—	1,128	—	1,128
Net income	—	—	—	—	435,323	435,323
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,044,922	1	7,685	—	—	7,686
Issuance of common stock upon release of restricted stock units	5,535,351	6	(6)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	544,450	—	—	544,450
Other comprehensive income	—	—	—	13,678	—	13,678
Net income	—	—	—	—	197,418	197,418
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM VIDEO COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$435,323	$197,418
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	467,375	543,854
Amortization of deferred contract acquisition costs	139,813	138,744
Depreciation and amortization	55,751	50,202
Deferred income taxes	(57,866)	13,975
Gains on strategic investments, net	(20,461)	(33,945)
Provision for accounts receivable allowances	12,518	22,204
Unrealized foreign exchange losses	7,229	4,683
Non-cash operating lease cost	11,957	10,657
Amortization of discount/premium on marketable securities	(35,840)	(18,014)
Other	(1,225)	(3,415)
Changes in operating assets and liabilities:
Accounts receivable	7,637	13,631
Prepaid expenses and other assets	61,035	(83,888)
Deferred contract acquisition costs	(110,719)	(92,927)
Accounts payable	267	4,999
Accrued expenses and other liabilities	(53,967)	(58,951)
Deferred revenue	133,629	56,332
Operating lease liabilities, net	(14,931)	(11,101)
Net cash provided by operating activities	1,037,525	754,458
Cash flows from investing activities:
Purchases of marketable securities	(2,181,315)	(1,826,166)
Maturities of marketable securities	1,644,169	1,543,120
Purchases of property and equipment	(102,742)	(68,426)
Purchases of strategic investments	(13,500)	(51,000)
Proceeds from strategic investments	4,654	107,244
Cash paid for acquisition, net of cash acquired	—	(204,918)
Net cash used in investing activities	(648,734)	(500,146)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,855	7,686
Proceeds from issuance of common stock for employee stock purchase plan	34,263	32,513
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	2,859	1,259
Cash paid for repurchases of common stock	(437,693)	—
Net cash (used in) provided by financing activities	(398,716)	41,458
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,146)	(3,781)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,071)	291,989
Cash, cash equivalents, and restricted cash – beginning of period	1,565,380	1,100,243
Cash, cash equivalents, and restricted cash – end of period	$1,549,309	$1,392,232

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,539,457	$1,380,121
Restricted cash, current included in prepaid expenses and other current assets	9,852	11,856
Restricted cash, noncurrent included in other assets, noncurrent	—	255
Total cash, cash equivalents, and restricted cash	$1,549,309	$1,392,232
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024. Except for an update to our stock-based compensation policy covering our fiscal year 2025 grants of restricted stock units (“RSUs”) that contain both service and performance conditions as noted below, there have been no significant changes to these policies during the six months ended July 31, 2024.
Stock-Based Compensation
Stock-based compensation expense related to stock awards with only service conditions, including stock options, RSUs, and shares issued pursuant to our employee stock purchase plan (“ESPP”), are measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period. For RSU’s with service and performance conditions, expense is recognized over the requisite service period if it is probable the performance condition will be achieved. The probability of achievement is assessed quarterly, and the effect of any change in the estimated number of performance-based awards expected to vest is recognized in the period those estimates are revised as a cumulative catch-up adjustment to stock-based compensation expense.

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
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$835,728	71.9%	$808,425	71.0%	$1,654,411	71.8%	$1,593,022	71.0%
Asia Pacific (“APAC”)	142,315	12.2	144,915	12.7	280,629	12.2	285,786	12.7
Europe, Middle East, and Africa (“EMEA”)	184,477	15.9	185,336	16.3	368,714	16.0	365,232	16.3
Total	$1,162,520	100.0%	$1,138,676	100.0%	$2,303,754	100.0%	$2,244,040	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $119.9 million and $124.8 million as of July 31, 2024 and January 31, 2024, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of July 31, 2024 and January 31, 2024.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended July 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $609.4 million and $593.9 million, respectively, and $955.4 million and $939.2 million during the six months ended July 31, 2024 and 2023, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,778.3 million, which consists of both billed consideration in the amount of $1,406.7 million and unbilled consideration in the amount of $2,371.6 million that we expect to recognize as revenue. We expect to recognize 60% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Investments
Marketable Securities
As of July 31, 2024 and January 31, 2024, our marketable securities consisted of the following:

	As of July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$19,636	$—	$—	$19,636
Agency bonds	1,770,254	1,049	(2,591)	1,768,712
Corporate and other debt securities	711,321	1,434	(532)	712,223
U.S. government agency securities	3,356,712	5,993	(3,146)	3,359,559
Treasury bills	120,449	13	(17)	120,445
Marketable securities	$5,978,372	$8,489	$(6,286)	$5,980,575

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$41,564	$—	$—	$41,564
Agency bonds	1,667,601	2,426	(3,344)	1,666,683
Corporate and other debt securities	663,122	1,161	(1,124)	663,159
U.S. government agency securities	3,003,224	7,859	(6,241)	3,004,842
Treasury bills	27,992	—	(7)	27,985
Marketable securities	$5,403,503	$11,446	$(10,716)	$5,404,233
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $2.9 million and $6.0 million as of July 31, 2024 and January 31, 2024, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $3.4 million and $4.8 million as of July 31, 2024 and January 31, 2024, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and six months ended July 31, 2024 and 2023.

The following table presents the contractual maturities of our marketable securities as of July 31, 2024 and January 31, 2024:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Less than one year	$3,268,071	$2,883,598
Due in one to five years	2,712,504	2,520,635
Total	$5,980,575	$5,404,233
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$26,880	$309,650	$97,596	$434,126
Debt securities	4,403	—	—	4,403
Strategic investments	$31,283	$309,650	$97,596	$438,529
Strategic investments by form and measurement category as of January 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$23,160	$285,509	$96,725	$405,394
Debt securities	3,828	—	—	3,828
Strategic investments	$26,988	$285,509	$96,725	$409,222

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of July 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$898,494	$898,494	$—	$—
Treasury bills	113,107	—	113,107	—
Commercial paper	1,988	—	1,988	—
Cash equivalents	1,013,589	898,494	115,095	—
Commercial paper	19,636	—	19,636	—
Agency bonds	1,768,712	—	1,768,712	—
Corporate and other debt securities	712,223	—	712,223	—
U.S. government agency securities	3,359,559	—	3,359,559	—
Treasury bills	120,445	—	120,445	—
Marketable securities	5,980,575	—	5,980,575	—
Certificate of deposit included in prepaid expenses and other current assets	251	—	251	—
Publicly held equity securities included in strategic investments	26,880	26,880	—	—
Privately held debt securities included in strategic investments	4,403	—	—	4,403
Total financial assets	$7,025,698	$925,374	$6,095,921	$4,403

	As of January 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$851,100	$851,100	$—	$—
Treasury bills	100,629	—	100,629	—
Corporate debt securities	2,715	—	2,715	—
Agency bonds	20,155	—	20,155	—
Cash equivalents	974,599	851,100	123,499	—
Commercial paper	41,564	—	41,564	—
Agency bonds	1,666,683	—	1,666,683	—
Corporate and other debt securities	663,159	—	663,159	—
U.S. government agency securities	3,004,842	—	3,004,842	—
Treasury bills	27,985	—	27,985	—
Marketable securities	5,404,233	—	5,404,233	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	23,160	23,160	—	—
Privately held debt securities included in strategic investments	3,828	—	—	3,828
Total financial assets	$6,406,074	$874,260	$5,527,986	$3,828
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology and customer relationships is recorded within cost of revenue and sales and marketing expense, respectively, within the condensed consolidated statements of operations. As of July 31, 2024, the developed technology and customer relationships both had a remaining useful life of 3.7 years.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Accounts receivable, gross	$551,036	$568,449
Less: allowance for credit losses	(18,988)	(25,916)
Less: allowance for returns	(3,811)	(6,455)
Accounts receivable, net	$528,237	$536,078
Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2024 and 2023:

	2024	2023
	(in thousands)
Balance as of January 31	$25,916	$24,900
Provision for credit losses	13,052	30,250
Write-offs	(19,980)	(17,057)
Balance as of July 31	$18,988	$38,093

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Prepaid expenses	$129,490	$188,259
Restricted cash	9,852	6,874
Other	10,032	24,049
Prepaid expenses and other current assets	$149,374	$219,182
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Servers	$410,222	$340,868
Software	110,152	95,409
Computer and office equipment	43,776	44,571
Leasehold improvements	53,396	43,981
Furniture and fixtures	5,468	5,192
Property and equipment, gross	623,014	530,021
Less: accumulated depreciation and amortization	(275,300)	(236,317)
Property and equipment, net	$347,714	$293,704
Depreciation and amortization expense was $25.7 million and $22.6 million for the three months ended July 31, 2024 and 2023, respectively, and $49.0 million and $44.6 million for the six months ended July 31, 2024 and 2023, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Accounts receivable, noncurrent	$14,743	$26,099
Intangible assets subject to amortization, net	40,209	46,935
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	25,574	23,351
Income tax receivable, noncurrent	9,800	—
Other	11,230	11,853
Other assets, noncurrent	$126,795	$133,477

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Accrued expenses	$169,509	$173,993
Accrued compensation and benefits	121,722	185,128
Income tax liabilities	18,450	21,880
Sales and other non-income tax liabilities	36,203	35,460
Customer deposit liabilities	44,653	40,142
Operating lease liabilities, current	27,975	24,645
Other	20,947	18,916
Accrued expenses and other current liabilities	$439,459	$500,164
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2024	January 31, 2024

	(in thousands)
Sales and other non-income tax liabilities	$43,628	$42,254
Long-term income tax liabilities	40,668	33,864
Other	4,833	5,260
Other liabilities, noncurrent	$89,129	$81,378

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
As of July 31, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of approximately $75.4 million in addition to the amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC on March 4, 2024, mainly related to third-party software services.
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
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion for preliminary approval of the settlement was held on June 13, 2024. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the fiscal year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the fiscal year ended January 31, 2024.
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
During the three and six months ended July 31, 2024, we repurchased and subsequently retired 4,829,090 and 7,229,395 shares of our Class A common stock, respectively, for an aggregate amount of $287.6 million and $437.7 million, respectively. As of July 31, 2024, $1,062.3 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2024	3,314,228	$8.21	3.9	$189,921
Exercised	(221,827)	$8.36		$12,034
Canceled/forfeited/expired	(6,188)	$92.67
Outstanding and exercisable as of July 31, 2024	3,086,213	$8.03	3.4	$164,855
As of July 31, 2024, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	26,040,557	$83.14
Granted	8,361,293	$62.62
Vested	(6,778,788)	$86.27
Canceled/forfeited	(1,932,193)	$81.53
Unvested as of July 31, 2024	25,690,869	$75.76
As of July 31, 2024, unrecognized stock-based compensation expense related to RSUs was $1,688.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.
For the six months ended July 31, 2024, we granted 1.7 million RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.

2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of July 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $50.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$31,299	$37,535	$62,874	$75,624
Research and development	81,597	82,037	164,166	163,503
Sales and marketing	84,225	93,918	161,459	206,511
General and administrative	40,829	48,019	78,876	98,216
Total stock-based compensation expense	$237,950	$261,509	$467,375	$543,854
Benefit from income taxes	(43,742)	(48,766)	(87,216)	(98,443)
Total stock-based compensation expense recorded to net income	$194,208	$212,743	$380,159	$445,411
9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%. The execution of the Plan was completed as of July 31, 2023, and therefore no restructuring expense was recorded for the six months ended July 31, 2024.
For the three months ended July 31, 2023, we recorded net restructuring (benefits) costs of $(0.2) million, which consisted of $(0.4) million related to employee transition, severance payments, and employee benefits; and $0.2 million for other related expenses. For the six months ended July 31, 2023, we recorded net restructuring costs of $73.0 million, which consisted of $54.4 million related to employee transition, severance payments, and employee benefits; $17.3 million related to stock-based compensation awards; and $1.3 million for other related expenses.
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the three and six months ended July 31, 2023:

	Three Months Ended July 31, 2023	Six Months Ended July 31, 2023
	(in thousands)
Cost of revenue	$24	$7,119
Research and development	327	19,629
Sales and marketing	(911)	32,930
General and administrative	373	13,315
Total restructuring (benefits) costs	$(187)	$72,993
There was no restructuring liability as of January 31, 2024 or July 31, 2024.
10.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.

The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Income before provision for income taxes	$292,889	$250,373	$584,853	$293,603
Provision for income taxes	73,874	68,399	149,530	96,185
Effective tax rate	25.2%	27.3%	25.6%	32.8%
The year-over-year change in effective tax rate for the three and six months ended July 31, 2024 was due primarily to the increase in income before taxes and a decrease in net tax shortfalls and windfalls on stock-based compensation. For both the three and six months ended July 31, 2024 and July 31, 2023, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.
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

11.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$186,687	$32,328	$153,573	$28,401	$370,754	$64,569	$166,420	$30,998
Reallocation of net income	(1,425)	1,425	(1,468)	1,468	(2,718)	2,718	(1,662)	1,662
Net income, diluted	$185,262	$33,753	$152,105	$29,869	$368,036	$67,287	$164,758	$32,660
Denominator:
Weighted-average shares used in computing net income per share, basic	263,506,853	45,630,954	252,413,018	46,680,434	263,100,802	45,820,808	250,603,102	46,678,744
Weighted-average shares used in computing net income per share, diluted	265,631,026	48,396,166	255,717,521	50,215,075	266,054,570	48,641,781	254,587,009	50,467,762
Net income per share, basic	$0.71	$0.71	$0.61	$0.61	$1.41	$1.41	$0.66	$0.66
Net income per share, diluted	$0.70	$0.70	$0.59	$0.59	$1.38	$1.38	$0.65	$0.65
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	14,850,761	—	9,214,305	—	12,596,651	—	10,083,918	—
Purchase rights committed under the ESPP	2,436,546	—	2,347,590	—	1,738,415	—	2,208,209	—
Outstanding stock options	96,890	—	108,647	—	99,622	—	116,349	—
Total	17,384,197	—	11,670,542	—	14,434,688	—	12,408,476	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2024 and 2023 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
Zoom Workplace with AI Companion, which includes collaboration solutions such as meetings, team chat, phone, scheduler, docs, whiteboard, spaces, Workvivo, and more, empowers teams to work happy. Together with Zoom Workplace,

Zoom’s Business Services for sales, marketing, and customer care teams, including Zoom Contact Center, strengthen customer relationships throughout the customer lifecycle. Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
AI has been core to Zoom’s product DNA for many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity. We continue to invest in AI and focus on three key areas regarding AI innovation: supporting individual productivity, powering better collaboration, and helping customer-facing teams delight their customers. We launched Zoom AI Companion, our generative AI assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables us to make Zoom’s AI capabilities accessible and affordable so that more people can incorporate them into their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
We believe that face-to-face communications build greater empathy and trust. We strive to live up to the trust our customers place in us by delivering a communications solution while prioritizing their privacy and security. Our 32 co-located data centers worldwide and the public cloud, in conjunction with our proprietary adaptive rate codec, enable us to provide both high-quality and high-definition real-time video to our customers, even in low-bandwidth environments.
We generate revenue from the sale of subscriptions to Zoom Workplace and Zoom Business Services. Subscription revenue is driven primarily by the number of customers, as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Events, Zoom Contact Center, and Zoom Revenue Accelerator. We define a customer as a separate and distinct buying entity, which can be a single paid user or an organization of any size (including a distinct unit of an organization) that has multiple users. Our Zoom Workplace Basic offering is free and gives users access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom Workplace bundles: Zoom Workplace Pro, Business, Business Plus, Enterprise, Enterprise Plus, and Enterprise Premier. The Zoom Workplace bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard and Mail and Calendar, Zoom Clips, as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare, and Government which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or which can be used with the Bring Your Own Carrier model, wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in four specific markets (Australia/New Zealand, Japan, United Kingdom/Ireland, and United States/Canada). In addition, we offer a Global Select plan that allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.
Our revenue was $1,162.5 million and $1,138.7 million for the three months ended July 31, 2024 and 2023, respectively, representing period-over-period growth of 2.1%. We had net income of $219.0 million and $182.0 million for the three months ended July 31, 2024 and 2023, respectively. Our revenue was $2,303.8 million and $2,244.0 million for the six months ended July 31, 2024 and 2023, respectively, representing period-over-period growth of 2.7%. We had net income of $435.3 million and $197.4 million for the six months ended July 31, 2024 and 2023, respectively. Net cash provided by operating activities was $1,037.5 million and $754.5 million for the six months ended July 31, 2024 and 2023, respectively.
Macroeconomic Conditions and Other Factors
Macroeconomic factors, including geopolitical conflicts, global economic slowdown, high inflation, high interest rates, and the responses by central banking authorities, and fluctuations in foreign currency exchange rates, have introduced uncertainty to our business. For the three and six months ended July 31, 2024, compared to the three and six months ended July 31, 2023, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have impacted and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have been experiencing elongated sales cycles as well as a decrease in customers’ overall corporate spending and increased scrutiny on IT spending, in particular, from existing and potential customers. Many factors may contribute to declines in our growth rate as compared to prior fiscal years, including, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
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
Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers that use Zoom Workplace and Zoom Business Services. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Despite recent macroeconomic headwinds that have impacted the rate of expansion and caused it to drop below one hundred percent, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Spaces, Contact Center, Revenue Accelerator, Events, and our Developer Platform Solutions. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 58.7% and 57.9% of total revenue for the three months ended July 31, 2024 and 2023, respectively, and 58.5% and 57.6% of total revenue for the six months ended July 31, 2024 and 2023, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid users within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of July 31, 2024 and 2023 was 98% and 109%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual users to small and medium size businesses. We continue to focus on acquisition and retention of our Online customers through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 41.3% and 42.1% of total revenue for the three months ended July 31, 2024 and 2023, respectively, and 41.5% and 42.4% of total revenue for the six months ended July 31, 2024 and 2023, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.9% and 3.2% per month for the three months ended July 31, 2024 and 2023, respectively, and 3.1% and 3.2% of total revenue for the six months ended July 31, 2024 and 2023, respectively. One of the dynamics in the Online business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of July 31, 2024 and 2023, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 74.4% and 72.8%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of Zoom Workplace and Zoom Business Services. For example, we have introduced a number of new products and enhancements, including Zoom AI Companion, Zoom Docs, new features for Zoom Contact Center, Zoom Notes, the integration of Workvivo into the Zoom desktop client, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Huddles, Webinars, and Zoom Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of July 31, 2024.
We recently announced several upcoming products including an enhanced version of AI Companion designed to handle complex tasks across our platform using information from multiple sources, including third-party applications. These products are expected to be generally available in 2024.
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
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 1,000 participants as well as on Zoom Phone for one-on-one calls on the same Zoom account. Zoom’s E2EE uses the same 256-bit AES-GCM encryption to encrypt real-time media in meetings during transit that supports standard Zoom Meetings, but with Zoom’s E2EE, the feature is designed so that the device of the meeting host, or originating caller in the case of Zoom Phone, as opposed to Zoom's servers, generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants or call recipient. Additionally, Zoom recently announced that post-quantum E2EE is now globally available for Zoom Workplace, specifically for Zoom Meetings and Zoom Phone, with support for Zoom Rooms coming soon. We believe that the launch of the new security enhancement makes Zoom the first UCaaS company to offer a post-quantum E2EE solution for video conferencing.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of the world (APAC and EMEA) represented 28.1% and 29.0% of our total revenue for the three months ended July 31, 2024 and 2023, respectively, and 28.2% and 29.0% of our total revenue for the six months ended July 31, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect revenue from Enterprise customers to represent a larger share of our business. As of July 31, 2024 and 2023, we had approximately 191,600 and 218,100 Enterprise customers, respectively. During the three months ended April 30, 2024, in order to enhance customer experience and improve efficiency, we transitioned approximately 26,800 Enterprise customers with lower MRR away from working with direct sales teams, resellers, or strategic partners. These customers are now considered Online customers and no longer included in our Enterprise customer total as of July 31, 2024. The impact of this transition did not have a material impact on the percent of revenue from Enterprise and Online customers, net dollar expansion rate, or Online average monthly churn.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 30.5% and 29.0% of total revenue for the three months ended July 31, 2024 and 2023, respectively, and 30.4% and 28.9% of total revenue for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024 and 2023, we had 3,933 and 3,672 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,037,525	$754,458
Less: purchases of property and equipment	(102,742)	(68,426)
Free cash flow (non-GAAP)	$934,783	$686,032
Net cash used in investing activities	$(648,734)	$(500,146)
Net cash (used in) provided by financing activities	$(398,716)	$41,458
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$1,162,520	$1,138,676	$2,303,754	$2,244,040
Cost of revenue (1)	285,089	266,559	558,391	530,506
Gross profit	877,431	872,117	1,745,363	1,713,534
Operating expenses:
Research and development (1)	206,756	191,802	412,314	401,073
Sales and marketing (1)	358,770	373,373	706,778	795,877
General and administrative (1)	109,535	129,324	220,879	329,224
Total operating expenses	675,061	694,499	1,339,971	1,526,174
Income from operations	202,370	177,618	405,392	187,360
Gains on strategic investments, net	3,107	31,670	20,461	33,945
Other income, net	87,412	41,085	159,000	72,298
Income before provision for income taxes	292,889	250,373	584,853	293,603
Provision for income taxes	73,874	68,399	149,530	96,185
Net income	$219,015	$181,974	$435,323	$197,418

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$31,299	$37,535	$62,874	$75,624
Research and development	81,597	82,037	164,166	163,503
Sales and marketing	84,225	93,918	161,459	206,511
General and administrative	40,829	48,019	78,876	98,216
Total stock-based compensation expense	$237,950	$261,509	$467,375	$543,854

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.5	23.4	24.2	23.6
Gross profit	75.5	76.6	75.8	76.4
Operating expenses:
Research and development	17.8	16.8	17.9	17.9
Sales and marketing	30.9	32.8	30.7	35.5
General and administrative	9.4	11.4	9.6	14.6
Total operating expenses	58.1	61.0	58.2	68.0
Income from operations	17.4	15.6	17.6	8.4
Gains on strategic investments, net	0.3	2.8	0.9	1.5
Other income, net	7.5	3.6	6.9	3.2
Income before provision for income taxes	25.2	22.0	25.4	13.1
Provision for income taxes	6.4	6.0	6.5	4.3
Net income	18.8%	16.0%	18.9%	8.8%

Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Revenue	$1,162,520	$1,138,676	2.1%
Revenue for the three months ended July 31, 2024, increased by $23.8 million, or 2.1%, compared to the three months ended July 31, 2023. The increase was driven by a 3.5% increase in revenue from Enterprise customers, of which 24.8% and 75.2% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Cost of revenue	$285,089	$266,559	7.0%
Gross profit	877,431	872,117	0.6%
Gross margin	75.5%	76.6%
Cost of revenue for the three months ended July 31, 2024, increased by $18.5 million, or 7.0%, compared to the three months ended July 31, 2023. The increase was primarily due to a $23.4 million increase in hosting and infrastructure costs, partially offset by a $6.2 million decrease in stock-based compensation. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin decreased to 75.5% for the three months ended July 31, 2024, from 76.6% for the three months ended July 31, 2023. The decrease in gross margin was mainly due to costs associated with the increased use of AI functionality along with investments to upgrade our data center backbone.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Research and development	$206,756	$191,802	7.8%
Research and development expense for the three months ended July 31, 2024 increased by $15.0 million, or 7.8%, compared to the three months ended July 31, 2023. The increase was primarily driven by our continued investments in AI-first innovation, which consisted of a $10.4 million increase in salaries, payroll taxes and benefits as a result of increased headcount. The remaining increase is due to costs from AI-related software and facilities used in development.
Sales and Marketing

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Sales and marketing	$358,770	$373,373	(3.9)%
Sales and marketing expense for the three months ended July 31, 2024, decreased by $14.6 million, or 3.9%, compared to the three months ended July 31, 2023. The decrease was primarily due to a $8.7 million decrease in marketing spend, and a $3.0 million decrease in personnel-related expenses, including a $9.7 million decrease in stock-based compensation expense, partially offset by a $5.8 million increase in salaries, payroll taxes and benefits; and a $1.2 million decrease in commissions expense, which includes both internal and external costs.
General and Administrative

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
General and administrative	$109,535	$129,324	(15.3)%
General and administrative expense for the three months ended July 31, 2024, decreased by $19.8 million, or 15.3%, compared to the three months ended July 31, 2023. The decrease was primarily due to a $8.3 million decrease in personnel-related expenses, including a $7.2 million decrease in stock-based compensation expense; and a $7.1 million decrease in legal expenses, including litigation settlements.
Gains on Strategic Investments, Net

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Gains on strategic investments, net	$3,107	$31,670	(90.2)%
Gains on strategic investments, net for the three months ended July 31, 2024, decreased by $28.6 million, or 90.2%, compared to the three months ended July 31, 2023. The decrease was mainly due to changes in the valuations of our publicly held securities.
Other Income, Net

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Other income, net	$87,412	$41,085	112.8%
Other income, net for the three months ended July 31, 2024, increased by $46.3 million, or 112.8%, compared to the three months ended July 31, 2023. The increase was mainly due to a $44.8 million increase in investment yield from cash and marketable securities.

Provision for Income Taxes

	Three Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Provision for income taxes	$73,874	$68,399	8.0%
Provision for income taxes for the three months ended July 31, 2024 increased by $5.5 million, or 8.0%, compared to the three months ended July 31, 2023. The year-over-year change was primarily due to the increase in income before taxes.

Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Revenue	$2,303,754	$2,244,040	2.7%
Revenue for the six months ended July 31, 2024, increased by $59.7 million, or 2.7%, compared to the six months ended July 31, 2023. The increase in revenue was due to a 4.4% increase in revenue from subscription services provided to Enterprise customers, of which 47.0% and 53.0% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Cost of revenue	$558,391	$530,506	5.3%
Gross profit	$1,745,363	$1,713,534	1.9%
Gross margin	75.8%	76.4%
Cost of revenue for the six months ended July 31, 2024, increased by $27.9 million, or 5.3%, compared to the six months ended July 31, 2023. The increase was primarily due to a $45.9 million increase in hosting and infrastructure costs partially offset by a $10.9 million decrease in stock-based compensation and $7.1 million decrease in restructuring costs as a result of the prior year restructuring plan. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin decreased to 75.8% for the six months ended July 31, 2024, from 76.4% for the six months ended July 31, 2023. The decrease in gross margin was mainly due to increased costs associated with the use of AI functionality along with investments to upgrade our data center backbone.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Research and development	$412,314	$401,073	2.8%
Research and development expense for the six months ended July 31, 2024, increased by $11.2 million, or 2.8%, compared to the six months ended July 31, 2023. The increase was driven by our continued investments in AI-first innovation, which consisted of a $21.2 million increase in personnel related expenses, including a $16.3 million increase in salaries, payroll taxes and benefits and a $4.9 million increase in stock-based compensation as a result of increased headcount, partially offset by $19.6 million decrease in restructuring costs as a result of the prior year restructuring plan. The remaining increase is due to costs from AI-related software and facilities used in development.
Sales and Marketing

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Sales and marketing	$706,778	$795,877	(11.2)%

Sales and marketing expense for the six months ended July 31, 2024, decreased by $89.1 million, or 11.2%, compared to the six months ended July 31, 2023. The decrease in sales and marketing expense was primarily due to a $68.7 million decrease in personnel-related expenses, which includes a $36.9 million decrease in stock-based compensation expense, and a $32.9 million decrease in restructuring costs as a result of the prior year restructuring plan; and a $9.8 million decrease in marketing spend and a $8.4 million decrease in commissions expense, which includes both internal and external costs.
General and Administrative

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
General and administrative	$220,879	$329,224	(32.9)%
General and administrative expense for the six months ended July 31, 2024 decreased by $108.3 million, or 32.9%, compared to the six months ended July 31, 2023. The decrease in general and administrative expenses was primarily due to a $58.9 million decrease in legal expenses, including litigation settlements; and a $26.1 million decrease in personnel-related expenses, which includes a $16.4 million decrease in stock-based compensation expense and $13.3 million decrease in restructuring costs as a result of the prior restructuring plan; and a $9.7 million decrease in bad debt expense.
Gains on Strategic Investments, Net

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Gains on strategic investments, net	$20,461	$33,945	(39.7)%
Gains on strategic investments, net for the six months ended July 31, 2024, decreased by $13.5 million, or 39.7%, compared to the six months ended July 31, 2023. The decrease was mainly due to changes in the valuations of our publicly and privately held securities.
Other Income, Net

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Other income, net	$159,000	$72,298	119.9%
Other income, net for the six months ended July 31, 2024, increased by $86.7 million, or 119.9%, compared to the six months ended July 31, 2023. The increase was mainly due to a $88.5 million increase in investment yield from cash and marketable securities.
Provision for Income Taxes

	Six Months Ended July 31,
	2024	2023	% Change

	(in thousands)
Provision for income taxes	$149,530	$96,185	55.5%
Provision for income taxes for the six months ended July 31, 2024 increased by $53.3 million, or 55.5%, compared to the six months ended July 31, 2023. The year-over-year change was due primarily to the increase in income before taxes offset by a decrease in tax shortfalls on stock-based compensation and increases in the foreign-derived intangible income deduction.
Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.5 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,037,525	$754,458
Net cash used in investing activities	$(648,734)	$(500,146)
Net cash (used in) provided by financing activities	$(398,716)	$41,458
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
Net cash provided by operating activities was $1,037.5 million for the six months ended July 31, 2024, compared to $754.5 million for the six months ended July 31, 2023. The increase in operating cash flow was primarily due to higher net income.
Investing Activities
Net cash used in investing activities of $648.7 million for the six months ended July 31, 2024 was due to net purchases of marketable securities of $537.1 million, purchases of property and equipment of $102.7 million, and purchases of strategic investments of $13.5 million, partially offset by proceeds from strategic investments of $4.7 million.
Net cash used in investing activities of $500.1 million for the six months ended July 31, 2023 was due to net purchases of marketable securities of $283.0 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $68.4 million, and purchases of strategic investments of $51.0 million, partially offset by proceeds from strategic investments of $107.2 million.

Financing Activities
Net cash used in financing activities of $398.7 million for the six months ended July 31, 2024 was due to cash paid for repurchases of common stock of $437.7 million, partially offset by proceeds from issuance of common stock under our ESPP of $34.3 million, proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $2.9 million and proceeds from the exercise of stock options of $1.9 million.
Net cash used in financing activities of $41.5 million for the six months ended July 31, 2023 was primarily due to proceeds from issuance of common stock under our ESPP of $32.5 million and proceeds from the exercise of stock options of $7.7 million.
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock, $1,062.3 million of which remain available as of July 31, 2023. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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
During the three and six months ended July 31, 2024, we repurchased and subsequently retired 4,829,090 and 7,229,395 shares of our Class A common stock, respectively, for an aggregate amount of $287.6 million and $437.7 million, respectively.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the six months ended July 31, 2024 and 2023, 19.3% and 19.3% of our revenue, respectively and 15.1% and 13.3% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2024 and 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,539.5 million and marketable securities of $5,980.6 million as of July 31, 2024. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2024 and 2023.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. A number of groups have appealed the FCC’s order to a federal court of appeals. We cannot predict the impact of the new rules on our operations or business.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.2% and 29.0% of our revenue for the six months ended July 31, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2024 and 2023, 19.3% and 19.3% of our revenue, respectively, and 15.1% and 13.3% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal quarter ended July 31, 2024, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
The Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. The mandatory capitalization requirement increased our cash tax liabilities but also decreased our effective tax rate due to increasing the foreign-derived intangible income deduction. Although Congress has been considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Absent a change in legislation, we expect the mandatory capitalization requirement will continue to have a material impact on our cash flows.
We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, local, or foreign tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements, or judicial decisions; changes in accounting principles, changes to our business operations, including acquisitions; as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Further, the Organization for Economic Cooperation and Development (“OECD”) and the Inclusive Framework of G20 and other countries have issued proposals related to the taxation of the digital economy. In addition, several countries have proposed or enacted Digital Services Taxes (“DST”), many of which would apply to revenue derived from certain digital services. Future developments related to such proposals, in particular any unilateral actions outside of the OECD's Inclusive Framework such as the imposition of DST rules, could have an adverse impact on our business by increasing our future tax obligations.
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
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws when we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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

Artificial Intelligence
Our development and use of AI and machine learning (“ML”) technologies is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML. For example, the EU's AI Act enters into force this year and will have a direct effect across all EU jurisdictions. The EU AI Act and other similar laws, if implemented and if applicable, could impose onerous obligations related to the use of AI-related systems. Obligations on AI/ML may make it harder for us to conduct our business using, or build products incorporating, AI/ML, require us to change our business practices, require us to retrain our algorithms, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. If we do not develop or incorporate AI/ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI/ML experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that would review both the Florida and Texas decisions, and on July 1, 2024, the Court issued a decision returning both cases to the trial courts for additional analysis. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
On December 13, 2023, the FCC adopted revised rules on reporting of breaches of private customer information, known as CPNI. The revised rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected and not requiring reporting in certain circumstances when customers are not harmed. The rules also require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies. These rules are not yet in effect and have been challenged in federal court. We cannot predict the impact of the new rules on our operations or business or whether they will be overturned in court

The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and is considering proposed rules that would ban those companies from selling previously-authorized equipment or could prohibit use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from such companies, we could be required to find new sources for similar equipment or replace existing equipment entirely.
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
We protect our intellectual property through patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Some companies, including some of our competitors, own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our platform. While we intend to defend these lawsuits vigorously and believe that we have valid defenses to these claims, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from subscribing to our services, which would harm our business. Furthermore, with respect to these lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with certain larger customers include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights, which could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-

infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2024, the holders of our outstanding Class B common stock held 63.5% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.5% of such voting power in the aggregate. As of January 31, 2024, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.3% of our outstanding capital stock but controlled approximately 31.3% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended July 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
May 1 – 31, 2024	675,200	$62.16	675,200	$1,307,979
June 1 – 30, 2024	1,907,991	$59.63	1,907,991	$1,194,203
July 1 – 31, 2024	2,245,899	$58.73	2,245,899	$1,062,307
Total	4,829,090	$59.57	4,829,090

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Jonathan Chadwick, Director	Termination	07/15/2024	X		40,000	06/30/2025
Jonathan Chadwick, Director	Adoption	07/15/2024	X		100,000	10/31/2025
Janet Napolitano, Director	Adoption	07/10/2024	X		7,094	10/09/2025
Aparna Bawa, Chief Operating Officer(1)	Adoption	05/22/2024	X		98,598	07/31/2025
Eric Yuan, Chief Executive Officer(2)	Adoption	07/12/2024	X		1,288,909	11/13/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan and, with respect to Ms. Bawa’s and Mr. Yuan’s plans, any shares sold to cover income tax withholding and remittance obligations in connection with the settlement of the equity award.

(1) Represents the adoption of a Rule 10b5-1 trading plan by a trust affiliated with Aparna Bawa.
(2) Represents the adoption of a Rule 10b5-1 trading plan by a trust affiliated with Eric Yuan.

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

ZOOM VIDEO COMMUNICATIONS, INC.

Date: August 23, 2024	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2024	By:	/s/ Kelly Steckelberg
Kelly Steckelberg
Chief Financial Officer
(Principal Financial Officer)