Form 10-Q
period 2024-10-31
Zoom Communications, Inc.
filed 2024-11-26
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File Number 001-38865
___________________________________________________________________
Zoom Communications, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 15, 2024, the number of shares of the registrant’s Class A common stock outstanding was 262,100,087 and the number of shares of the registrant’s Class B common stock outstanding was 44,394,844.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, such as the launch of an enhanced version of AI Companion, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications and collaboration platform; our product strategy; our efforts to enhance the security and privacy of our platform; our ability to operate our business and effectively manage our scale under evolving macroeconomic conditions, such as high inflation, recessionary or uncertain environments and fluctuations in foreign currency exchange rates; our ability to become the ubiquitous platform for communications and collaboration; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
•A number of our products, including Zoom Phone, are subject to U.S. federal and international regulation, and other products we may introduce in the future may also be subject to U.S. federal, state, or international laws, rules, and regulations. Any failure to comply with such laws, rules, and regulations could harm our business and expose us to liability.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2024	January 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,273,823	$1,558,252
Marketable securities	6,428,214	5,404,233
Accounts receivable, net of allowances of $23,724 and $32,371 as of October 31, 2024 and January 31, 2024, respectively	458,007	536,078
Deferred contract acquisition costs, current	189,874	208,474
Prepaid expenses and other current assets	182,497	219,182
Total current assets	8,532,415	7,926,219
Deferred contract acquisition costs, noncurrent	113,079	138,724
Property and equipment, net	340,750	293,704
Operating lease right-of-use assets	56,878	58,975
Strategic investments	444,653	409,222
Goodwill	307,295	307,295
Deferred tax assets	730,601	662,177
Other assets, noncurrent	154,198	133,477
Total assets	$10,679,869	$9,929,793
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,542	$10,175
Accrued expenses and other current liabilities	481,492	500,164
Deferred revenue, current	1,363,392	1,251,848
Total current liabilities	1,853,426	1,762,187
Deferred revenue, noncurrent	15,559	18,514
Operating lease liabilities, noncurrent	37,590	48,308
Other liabilities, noncurrent	93,460	81,378
Total liabilities	2,000,035	1,910,387
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2024 and January 31, 2024; 260,989,188 and 260,896,822 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively; 300,000,000 Class B shares authorized as of October 31, 2024 and January 31, 2024; 45,635,091 and 46,661,531 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	306	307
Additional paid-in capital	5,241,088	5,228,756
Accumulated other comprehensive income	6,787	1,063
Retained earnings	3,431,653	2,789,280
Total stockholders’ equity	8,679,834	8,019,406
Total liabilities and stockholders’ equity	$10,679,869	$9,929,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue	$1,177,541	$1,136,727	$3,481,295	$3,380,767
Cost of revenue	283,881	270,988	842,272	801,494
Gross profit	893,660	865,739	2,639,023	2,579,273
Operating expenses:
Research and development	222,980	196,832	635,294	597,905
Sales and marketing	361,703	374,378	1,068,481	1,170,255
General and administrative	126,137	125,140	347,016	454,364
Total operating expenses	710,820	696,350	2,050,791	2,222,524
Income from operations	182,840	169,389	588,232	356,749
Gains (losses) on strategic investments, net	6,324	(25,471)	26,785	8,474
Other income, net	91,248	41,908	250,248	114,206
Income before provision for income taxes	280,412	185,826	865,265	479,429
Provision for income taxes	73,362	44,614	222,892	140,799
Net income	207,050	141,212	642,373	338,630
Net income per share:
Basic	$0.67	$0.47	$2.08	$1.13
Diluted	$0.66	$0.45	$2.04	$1.10
Weighted-average shares used in computing net income per share:
Basic	307,529,696	302,493,182	308,443,893	299,037,999
Diluted	314,191,269	310,389,905	314,514,244	306,852,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$207,050	$141,212	$642,373	$338,630
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of income tax expense of $1,410 and $2,892 for the three months ended October 31, 2024 and 2023, respectively, and $1,756 and $7,013 for the nine months ended October 31, 2024 and 2023, respectively	4,596	9,598	5,724	23,276
Comprehensive income	$211,646	$150,810	$648,097	$361,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247
Issuance of common stock upon exercise of stock options	263,306	—	1,897	—	—	1,897
Issuance of common stock upon release of restricted stock units	2,742,645	3	(3)	—	—	—
Repurchase of common stock	(4,377,296)	(5)	(301,613)	—	—	(301,618)
Stock-based compensation expense	—	—	242,662	—	—	242,662
Other comprehensive income	—	—	—	4,596	—	4,596
Net income					207,050	207,050
Balance as of October 31, 2024	306,624,279	$306	$5,241,088	$6,787	$3,431,653	$8,679,834

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	300,956,027	$302	$4,689,521	$(36,707)	$2,349,236	$7,002,352
Issuance of common stock upon exercise of stock options	169,610	—	650	—	—	650
Issuance of common stock upon release of restricted stock units	3,212,328	3	(3)	—	—	—
Stock-based compensation expense	—	—	259,589	—	—	259,589
Other comprehensive loss	—	—	—	9,598	—	9,598
Net income	—	—	—	—	141,212	141,212
Balance as of October 31, 2023	304,337,965	$305	$4,949,757	$(27,109)	$2,490,448	$7,413,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	485,133	—	3,752	—	—	3,752
Issuance of common stock upon release of restricted stock units	9,521,433	10	(10)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchases of common stock	(11,606,691)	(12)	(739,299)	—	—	(739,311)
Stock-based compensation expense	—	—	713,627	—	—	713,627
Other comprehensive income	—	—	—	5,724	—	5,724
Net income	—	—	—	—	642,373	642,373
Balance as of October 31, 2024	306,624,279	$306	$5,241,088	$6,787	$3,431,653	$8,679,834

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,214,532	1	8,335	—	—	8,336
Issuance of common stock upon release of restricted stock units	8,747,679	9	(9)	—	—	—
Issuance of common stock for employee stock purchase plan	552,904	1	32,512	—	—	32,513
Stock-based compensation expense	—	—	804,039	—	—	804,039
Other comprehensive income	—	—	—	23,276	—	23,276
Net income	—	—	—	—	338,630	338,630
Balance as of October 31, 2023	304,337,965	$305	$4,949,757	$(27,109)	$2,490,448	$7,413,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$642,373	$338,630
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	708,370	802,788
Amortization of deferred contract acquisition costs	211,040	203,908
Depreciation and amortization	88,041	77,179
Deferred income taxes	(72,135)	20,056
Gains on strategic investments, net	(26,785)	(8,474)
Provision for accounts receivable allowances	17,039	29,062
Unrealized foreign exchange losses	4,801	23,281
Non-cash operating lease cost	17,861	15,841
Amortization of discount/premium on marketable securities	(54,765)	(33,307)
Other	3,418	(5,251)
Changes in operating assets and liabilities:
Accounts receivable	74,272	71,993
Prepaid expenses and other assets	(5,754)	(124,455)
Deferred contract acquisition costs	(166,795)	(146,354)
Accounts payable	(1,447)	(2,258)
Accrued expenses and other liabilities	(2,968)	(15)
Deferred revenue	106,248	1,918
Operating lease liabilities, net	(22,072)	(16,931)
Net cash provided by operating activities	1,520,742	1,247,611
Cash flows from investing activities:
Purchases of marketable securities	(3,702,166)	(2,963,597)
Maturities of marketable securities	2,690,418	2,358,078
Sales of marketable securities	47,482	—
Purchases of property and equipment	(128,226)	(108,413)
Purchases of strategic investments	(13,500)	(52,800)
Proceeds from strategic investments	4,854	107,244
Cash paid for acquisition, net of cash acquired	—	(204,918)
Net cash used in investing activities	(1,101,138)	(864,406)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,752	8,336
Proceeds from issuance of common stock for employee stock purchase plan	34,263	32,513
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	2,190	(4,897)
Cash paid for repurchases of common stock	(739,311)	—
Net cash (used in) provided by financing activities	(699,106)	35,952
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,020)	(21,273)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(282,522)	397,884
Cash, cash equivalents, and restricted cash – beginning of period	1,565,380	1,100,243
Cash, cash equivalents, and restricted cash – end of period	$1,282,858	$1,498,127

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,273,823	$1,492,910
Restricted cash, current included in prepaid expenses and other current assets	9,035	4,972
Restricted cash, noncurrent included in other assets, noncurrent	—	245
Total cash, cash equivalents, and restricted cash	$1,282,858	$1,498,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
On November 25, 2024, we changed our corporate name from Zoom Video Communications, Inc. to Zoom Communications, Inc. Zoom Communications, Inc. and its subsidiaries (collectively, “Zoom,” the “Company,” “we,” “us,” or “our”) provide a workplace collaboration platform that connects people through frictionless and secure meetings, phone, chat, content sharing and more. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2025, for example, refer to the fiscal year ending January 31, 2025.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of Zoom Communications, Inc., its subsidiaries, and variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024. Except for an update to our stock-based compensation policy covering our fiscal year 2025 grants of restricted stock units (“RSUs”) that contain both service and performance conditions as noted below, there have been no significant changes to these policies during the nine months ended October 31, 2024.
Stock-Based Compensation
Stock-based compensation expense related to stock awards with only service conditions, including stock options, RSUs, and shares issued pursuant to our employee stock purchase plan (“ESPP”), are measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period. For RSUs with service and performance conditions, expense is recognized over the requisite service period if it is probable the performance condition will be achieved. The probability of achievement is assessed quarterly, and the effect of any change in the estimated number of performance-based awards expected to vest is recognized in the period in which those estimates are revised as a cumulative catch-up adjustment to stock-based compensation expense.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements and will adopt it for the year ending January 31, 2025.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and early adoption is permitted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$846,289	71.9%	$814,311	71.6%	$2,500,700	71.8%	$2,407,333	71.2%
Asia Pacific (“APAC”)	144,339	12.3	143,917	12.7	424,968	12.2	429,703	12.7
Europe, Middle East, and Africa (“EMEA”)	186,913	15.8	178,499	15.7	555,627	16.0	543,731	16.1
Total	$1,177,541	100.0%	$1,136,727	100.0%	$3,481,295	100.0%	$3,380,767	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $122.6 million and $124.8 million as of October 31, 2024 and January 31, 2024, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of October 31, 2024 and January 31, 2024.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended October 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $626.5 million and $600.8 million, respectively, and $1,165.9 million and $1,159.6 million during the nine months ended October 31, 2024 and 2023, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2024, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,740.7 million, which consists of both billed consideration in the amount of $1,379.0 million and unbilled consideration in the amount of $2,361.7 million that we expect to recognize as revenue. We expect to recognize 61% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of October 31, 2024 and January 31, 2024, our marketable securities consisted of the following:

	As of October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$18,707	$—	$—	$18,707
Agency bonds	1,413,493	2,199	(844)	1,414,848
Corporate and other debt securities	719,929	2,505	(433)	722,001
U.S. government agency securities	4,099,278	10,580	(5,805)	4,104,053
Treasury bills	168,600	20	(15)	168,605
Marketable securities	$6,420,007	$15,304	$(7,097)	$6,428,214

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$41,564	$—	$—	$41,564
Agency bonds	1,667,601	2,426	(3,344)	1,666,683
Corporate and other debt securities	663,122	1,161	(1,124)	663,159
U.S. government agency securities	3,003,224	7,859	(6,241)	3,004,842
Treasury bills	27,992	—	(7)	27,985
Marketable securities	$5,403,503	$11,446	$(10,716)	$5,404,233
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $6.6 million and $6.0 million as of October 31, 2024 and January 31, 2024, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were $0.5 million and $4.8 million as of October 31, 2024 and January 31, 2024, respectively. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three and nine months ended October 31, 2024 and 2023.
The following table presents the contractual maturities of our marketable securities as of October 31, 2024 and January 31, 2024:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Less than one year	$3,462,229	$2,883,598
Due in one to five years	2,965,985	2,520,635
Total	$6,428,214	$5,404,233

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$30,520	$311,275	$98,421	$440,216
Debt securities	4,437	—	—	4,437
Strategic investments	$34,957	$311,275	$98,421	$444,653
Strategic investments by form and measurement category as of January 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$23,160	$285,509	$96,725	$405,394
Debt securities	3,828	—	—	3,828
Strategic investments	$26,988	$285,509	$96,725	$409,222
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of October 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$774,293	$774,293	$—	$—
Treasury bills	43,775	—	43,775	—
Commercial paper	991	—	991	—
Cash equivalents	819,059	774,293	44,766	—
Commercial paper	18,707	—	18,707	—
Agency bonds	1,414,848	—	1,414,848	—
Corporate and other debt securities	722,001	—	722,001	—
U.S. government agency securities	4,104,053	—	4,104,053	—
Treasury bills	168,605	—	168,605	—
Marketable securities	6,428,214	—	6,428,214	—
Certificate of deposit included in prepaid expenses and other current assets	252	—	252	—
Publicly held equity securities included in strategic investments	30,520	30,520	—	—
Privately held debt securities included in strategic investments	4,437	—	—	4,437
Total financial assets	$7,282,482	$804,813	$6,473,232	$4,437

	As of January 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$851,100	$851,100	$—	$—
Treasury bills	100,629	—	100,629	—
Corporate debt securities	2,715	—	2,715	—
Agency bonds	20,155	—	20,155	—
Cash equivalents	974,599	851,100	123,499	—
Commercial paper	41,564	—	41,564	—
Agency bonds	1,666,683	—	1,666,683	—
Corporate and other debt securities	663,159	—	663,159	—
U.S. government agency securities	3,004,842	—	3,004,842	—
Treasury bills	27,985	—	27,985	—
Marketable securities	5,404,233	—	5,404,233	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	23,160	23,160	—	—
Privately held debt securities included in strategic investments	3,828	—	—	3,828
Total financial assets	$6,406,074	$874,260	$5,527,986	$3,828
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology and customer relationships is recorded within cost of revenue and sales and marketing expense, respectively, within the condensed consolidated statements of operations. As of October 31, 2024, the developed technology and customer relationships both had a remaining useful life of 3.5 years.
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

6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Accounts receivable, gross	$481,731	$568,449
Less: allowance for credit losses	(20,171)	(25,916)
Less: allowance for returns	(3,553)	(6,455)
Accounts receivable, net	$458,007	$536,078
Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2024 and 2023:

	2024	2023
	(in thousands)
Balance as of January 31	$25,916	$24,900
Provision for credit losses	19,505	39,397
Write-offs	(25,250)	(30,968)
Balance as of October 31	$20,171	$33,329

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Prepaid expenses	$152,304	$188,259
Restricted cash	9,035	6,874
Other	21,158	24,049
Prepaid expenses and other current assets	$182,497	$219,182
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Servers	$412,399	$340,868
Software	122,465	95,409
Computer and office equipment	45,634	44,571
Leasehold improvements	56,713	43,981
Furniture and fixtures	5,269	5,192
Property and equipment, gross	642,480	530,021
Less: accumulated depreciation and amortization	(301,730)	(236,317)
Property and equipment, net	$340,750	$293,704
Depreciation and amortization expense was $28.9 million and $23.5 million for the three months ended October 31, 2024 and 2023, respectively, and $77.9 million and $68.1 million for the nine months ended October 31, 2024 and 2023, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Accounts receivable, noncurrent	$12,716	$26,099
Intangible assets subject to amortization, net	36,810	46,935
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	57,935	23,351
Income tax receivable, noncurrent	9,800	—
Other	11,698	11,853
Other assets, noncurrent	$154,198	$133,477

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Accrued expenses	$182,717	$173,993
Accrued compensation and benefits	138,660	185,128
Income tax liabilities	25,199	21,880
Sales and other non-income tax liabilities	39,786	35,460
Customer deposit liabilities	45,694	40,142
Operating lease liabilities, current	28,984	24,645
Other	20,452	18,916
Accrued expenses and other current liabilities	$481,492	$500,164
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2024	January 31, 2024

	(in thousands)
Sales and other non-income tax liabilities	$43,672	$42,254
Long-term income tax liabilities	44,830	33,864
Other	4,958	5,260
Other liabilities, noncurrent	$93,460	$81,378

7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
As of October 31, 2024, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of approximately $75.4 million in addition to the amount disclosed in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC on March 4, 2024, mainly related to third-party software services.
Legal Proceedings
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. During the three months ended October 31, 2024, we recorded an $18.0 million accrual with respect to a tentative settlement offer for the SEC matter that remains subject to SEC approval. We do not know when these matters will be completed, including the SEC matter, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We are unable to predict the ultimate outcome of these matters and are unable to reasonably estimate any range of possible loss beyond the $18.0 million settlement offer for the SEC matter.

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

Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including preset trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
During the three and nine months ended October 31, 2024, we repurchased and subsequently retired 4,377,296 and 11,606,691 shares of our Class A common stock, respectively, for an aggregate amount of $301.6 million and $739.3 million, respectively. As of October 31, 2024, $760.7 million of the February 2024 repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.
Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2024	3,314,228	$8.21	3.9	$189,921
Exercised	(485,133)	$7.73		$28,025
Canceled/forfeited/expired	(6,188)	$92.67
Outstanding and exercisable as of October 31, 2024	2,822,907	$8.11	3.1	$189,950
As of October 31, 2024, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	26,040,557	$83.14
Granted	11,373,214	$64.22
Vested	(9,521,433)	$86.00
Canceled/forfeited	(2,968,603)	$78.52
Unvested as of October 31, 2024	24,923,735	$73.97
As of October 31, 2024, unrecognized stock-based compensation expense related to RSUs was $1,584.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
For the nine months ended October 31, 2024, we granted 1.7 million RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.

2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of October 31, 2024, unrecognized stock-based compensation expense related to the ESPP was $38.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$30,439	$35,514	$93,313	$111,138
Research and development	89,836	86,662	254,002	250,165
Sales and marketing	80,738	86,593	242,197	293,104
General and administrative	39,982	50,165	118,858	148,381
Total stock-based compensation expense	$240,995	$258,934	$708,370	$802,788
Benefit from income taxes	(44,279)	(48,646)	(131,495)	(147,089)
Total stock-based compensation expense recorded to net income	$196,716	$210,288	$576,875	$655,699
9.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%. The execution of the Plan was completed as of July 31, 2023, and therefore no restructuring expense was recorded for the nine months ended October 31, 2024 or the three months ended October 31, 2023.
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
The following table summarizes our restructuring expenses that were recorded as an operating expense in the condensed consolidated statement of operations for the nine months ended October 31, 2023:

Nine Months Ended October 31, 2023
(in thousands)
Cost of revenue	$7,119
Research and development	19,629
Sales and marketing	32,930
General and administrative	13,315
Total restructuring costs	$72,993
There was no restructuring liability as of October 31, 2024 or January 31, 2024.
10.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.

The following table provides details of the provision for income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands, except percentages)
Income before provision for income taxes	$280,412	$185,826	$865,265	$479,429
Provision for income taxes	73,362	44,614	222,892	140,799
Effective tax rate	26.2%	24.0%	25.8%	29.4%
The year-over-year change in effective tax rate for the three and nine months ended October 31, 2024 was due primarily to the changes in income before taxes and a decrease in net tax shortfalls and windfalls on stock-based compensation. For both the three and nine months ended October 31, 2024 and October 31, 2023, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.
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

11.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$176,222	$30,828	$119,429	$21,783	$544,814	$97,559	$285,778	$52,852
Reallocation of net income	(1,076)	1,076	(920)	920	(3,746)	3,746	(2,634)	2,634
Net income, diluted	$175,146	$31,904	$118,509	$22,703	$541,068	$101,305	$283,144	$55,486
Denominator:
Weighted-average shares used in computing net income per share, basic	261,741,448	45,788,248	255,832,539	46,660,643	261,599,394	46,844,499	252,365,545	46,672,454
Weighted-average shares used in computing net income per share, diluted	265,777,344	48,413,925	260,488,614	49,901,291	264,913,871	49,600,373	256,573,508	50,278,682
Net income per share, basic	$0.67	$0.67	$0.47	$0.47	$2.08	$2.08	$1.13	$1.13
Net income per share, diluted	$0.66	$0.66	$0.45	$0.45	$2.04	$2.04	$1.10	$1.10
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	4,807,914	—	7,869,069	—	10,000,405	—	9,345,635	—
Purchase rights committed under the ESPP	1,267,606	—	1,573,013	—	1,581,479	—	1,996,477	—
Outstanding stock options	96,166	—	102,711	—	98,470	—	111,803	—
Total	6,171,686	—	9,544,793	—	11,680,354	—	11,453,915	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2024 and 2023 that are reserved for the sole purpose of being transferred to nonprofit organizations.
12.    Subsequent Events
We have evaluated subsequent events from the balance sheet date through November 26, 2024, the date at which the condensed consolidated financial statements were available to be issued.
In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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

This authorization is in addition to the amount remaining under the prior authorization for the share repurchase program. As of November 26, 2024, approximately $2.0 billion of the total repurchase authorizations remained available.
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
Overview
On November 25, 2024, we changed our corporate name from Zoom Video Communications, Inc. to Zoom Communications, Inc.
Our mission is to provide an AI-first work platform for human connection. Our culture of delivering happiness drives our mission and values and is fundamental to everything we do at Zoom.
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
AI has been core to Zoom’s product DNA for many years, grounded in our conviction that AI can strengthen collaboration, productivity, and inclusivity. We continue to invest in AI and focus on three key areas regarding AI innovation: supporting individual productivity, powering better collaboration, and helping customer-facing teams delight their customers. We launched Zoom AI Companion, our generative AI assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables us to make Zoom’s AI capabilities accessible and affordable so that more people can incorporate them into their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
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
We generate revenue from the sale of subscriptions to Zoom Workplace and Zoom Business Services. Subscription revenue is driven primarily by the number of customers, as well as purchases of additional products, including Zoom Phone, Zoom Spaces, Zoom Scheduler, Zoom Events, Zoom Sessions, Zoom Webinars, Zoom Contact Center, and Zoom Revenue Accelerator. We define a customer as a separate and distinct buying entity, which can be a single paid user or an organization of any size (including a distinct unit of an organization) that has multiple users. Our Zoom Workplace Basic offering is free and gives users access to Zoom Meetings with core features but with the limitation that meetings time-out at 40 minutes. Our core paid offerings are available with our Zoom Workplace bundles: Zoom Workplace Pro, Business, Business Plus, Enterprise, Enterprise Plus, and Enterprise Premier. The Zoom Workplace bundles are designed for different business needs and are composed of Zoom Meetings, Zoom Team Chat, Zoom Whiteboard, Zoom Mail and Calendar, Zoom Clips, Workflow Automation, Zoom Docs, and soon Zoom Tasks, as well as Zoom Phone, Zoom Webinars and Zoom Rooms for our Enterprise plans. We also offer vertical-specific plans for Education, Healthcare, Government, and Frontline Workers which provide incremental features and functionality, such as different participant limits, administrative controls, and reporting.
For Zoom Phone, plans include Zoom Phone Pro, which provides extension-to-extension calling or can be used with the Bring Your Own Carrier model, wherein the customer connects Zoom Phone to an existing carrier. We also offer Regional Unlimited and Regional Metered calling plans in five specific markets (Australia/New Zealand, Japan, United Kingdom/Ireland, and United States/Canada and recently announced Zoom Phone service with native India phone numbers in the Maharashtra Telecom Circle). In addition, we offer a Global Select plan that allows customers to select from local numbers and domestic calling in more than 45 countries and territories where Zoom has local public switched telephone network (“PSTN”) coverage.

Our revenue was $1,177.5 million and $1,136.7 million for the three months ended October 31, 2024 and 2023, respectively, representing period-over-period growth of 3.6%. We had net income of $207.1 million and $141.2 million for the three months ended October 31, 2024 and 2023, respectively. Our revenue was $3,481.3 million and $3,380.8 million for the nine months ended October 31, 2024 and 2023, respectively, representing period-over-period growth of 3.0%. We had net income of $642.4 million and $338.6 million for the nine months ended October 31, 2024 and 2023, respectively. Net cash provided by operating activities was $1,520.7 million and $1,247.6 million for the nine months ended October 31, 2024 and 2023, respectively.
Macroeconomic Conditions and Other Factors
Macroeconomic factors, including geopolitical conflicts, global economic slowdown, high inflation, high interest rates, and the responses by central banking authorities, and fluctuations in foreign currency exchange rates, have introduced uncertainty to our business. For the three and nine months ended October 31, 2024, compared to the three and nine months ended October 31, 2023, we continued to experience growth in total revenue and revenue from Enterprise customers. However, macroeconomic conditions have impacted and may continue to impact the future demand for subscriptions to our unified communications and collaboration platform. For example, we have been experiencing elongated sales cycles as well as a decrease in customers’ overall corporate spending and increased scrutiny on IT spending, in particular, from existing and potential customers. Many factors have and may contribute to declines in our growth rate as compared to prior fiscal years, including, among other things, higher market penetration, increased competition, slowing demand for our platform, a slower than anticipated capitalization on growth opportunities, and the maturation of our business.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Despite recent macroeconomic headwinds that have impacted the rate of expansion and have caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Spaces, Scheduler, Contact Center, Revenue Accelerator, Events, Sessions, Webinars, and our Developer Platform Solutions. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 59.4% and 58.1% of total revenue for the three months ended October 31, 2024 and 2023, respectively, and 58.8% and 57.7% of total revenue for the nine months ended October 31, 2024 and 2023, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid users within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contraction, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12-months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of October 31, 2024 and 2023 was 98% and 105%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers that subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual users to small and medium size businesses. We continue to focus on acquisition and retention of our Online customers through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 40.6% and 41.9% of total revenue for the three months ended October 31, 2024 and 2023, respectively, and 41.2% and 42.3% of total revenue for the nine months ended October 31, 2024 and 2023, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.7% and 3.0% per month for the three months ended October 31, 2024 and 2023, respectively, and 3.0% and 3.1% of total revenue for the nine months ended October 31, 2024 and 2023, respectively. One of the dynamics in the Online business is the MRR contribution from customers that have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of October 31, 2024 and 2023, the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 74.1% and 73.2%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of Zoom Workplace and Zoom Business Services. For example, we have introduced a number of new products and enhancements, including Zoom AI Companion, Zoom Docs, new features for Zoom Contact Center, Zoom Notes, the integration of Workvivo into the Zoom desktop client, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Sessions, Webinars, and Events. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of October 31, 2024.
We recently announced several upcoming products, including the launch of an enhanced version of AI Companion designed to handle complex tasks across our platform using information from multiple sources, including third-party applications.
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

International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of the world (APAC and EMEA) represented 28.1% and 28.4% of our total revenue for the three months ended October 31, 2024 and 2023, respectively, and 28.2% and 28.8% of our total revenue for the nine months ended October 31, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
We believe that our ability to increase the number of Enterprise customers is an indicator of our potential future business opportunities, the growth of our business, and an indicator of our market penetration. Increasing awareness of our platform and capabilities, coupled with the mainstream adoption of our technology, has expanded the diversity of our customer base to include organizations of all sizes across all industries. Over time, we expect revenue from Enterprise customers to represent a larger share of our business. As of October 31, 2024 and 2023, we had approximately 192,400 and 219,700 Enterprise customers, respectively. During the three months ended April 30, 2024, in order to enhance customer experience and improve efficiency, we transitioned approximately 26,800 Enterprise customers with lower MRR away from working with direct sales teams, resellers, or strategic partners. These customers are now considered Online customers and no longer included in our Enterprise customer total as of October 31, 2024. The impact of this transition did not have a material impact on the percent of revenue from Enterprise and Online customers, net dollar expansion rate, or Online average monthly churn.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 30.8% and 29.0% of total revenue for the three months ended October 31, 2024 and 2023, respectively, and 30.7% and 29.0% of total revenue for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and 2023, we had 3,995 and 3,731 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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

The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,520,742	$1,247,611
Less: purchases of property and equipment	(128,226)	(108,413)
Free cash flow (non-GAAP)	$1,392,516	$1,139,198
Net cash used in investing activities	$(1,101,138)	$(864,406)
Net cash (used in) provided by financing activities	$(699,106)	$35,952
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
Gains (Losses) on Strategic Investments, Net
Gains (losses) on strategic investments, net consist primarily of remeasurement gains on our equity investments.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$1,177,541	$1,136,727	$3,481,295	$3,380,767
Cost of revenue (1)	283,881	270,988	842,272	801,494
Gross profit	893,660	865,739	2,639,023	2,579,273
Operating expenses:
Research and development (1)	222,980	196,832	635,294	597,905
Sales and marketing (1)	361,703	374,378	1,068,481	1,170,255
General and administrative (1)	126,137	125,140	347,016	454,364
Total operating expenses	710,820	696,350	2,050,791	2,222,524
Income from operations	182,840	169,389	588,232	356,749
Gains (losses) on strategic investments, net	6,324	(25,471)	26,785	8,474
Other income, net	91,248	41,908	250,248	114,206
Income before provision for income taxes	280,412	185,826	865,265	479,429
Provision for income taxes	73,362	44,614	222,892	140,799
Net income	$207,050	$141,212	$642,373	$338,630

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$30,439	$35,514	$93,313	$111,138
Research and development	89,836	86,662	254,002	250,165
Sales and marketing	80,738	86,593	242,197	293,104
General and administrative	39,982	50,165	118,858	148,381
Total stock-based compensation expense	$240,995	$258,934	$708,370	$802,788

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.1	23.8	24.2	23.7
Gross profit	75.9	76.2	75.8	76.3
Operating expenses:
Research and development	18.9	17.3	18.2	17.7
Sales and marketing	30.7	32.9	30.7	34.6
General and administrative	10.8	11.1	10.0	13.4
Total operating expenses	60.4	61.3	58.9	65.7
Income from operations	15.5	14.9	16.9	10.6
Gains (losses) on strategic investments, net	0.5	(2.2)	0.8	0.3
Other income, net	7.8	3.6	7.2	3.3
Income before provision for income taxes	23.8	16.3	24.9	14.2
Provision for income taxes	6.2	3.9	6.4	4.2
Net income	17.6%	12.4%	18.5%	10.0%

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Revenue	$1,177,541	$1,136,727	3.6%
Revenue for the three months ended October 31, 2024, increased by $40.8 million, or 3.6%, compared to the three months ended October 31, 2023. The increase was driven by a 5.8% increase in revenue from Enterprise customers, of which 46.7% and 53.3% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Cost of revenue	$283,881	$270,988	4.8%
Gross profit	893,660	865,739	3.2%
Gross margin	75.9%	76.2%
Cost of revenue for the three months ended October 31, 2024, increased by $12.9 million, or 4.8%, compared to the three months ended October 31, 2023. The increase was primarily due to a $17.5 million increase in hosting and infrastructure costs, partially offset by a $5.1 million decrease in stock-based compensation. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin decreased to 75.9% for the three months ended October 31, 2024, from 76.2% for the three months ended October 31, 2023. The decrease in gross margin was mainly due to costs associated with the increased use of AI functionality along with investments to upgrade our data center backbone.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Research and development	$222,980	$196,832	13.3%
Research and development expense for the three months ended October 31, 2024 increased by $26.1 million, or 13.3%, compared to the three months ended October 31, 2023. The increase was primarily driven by our continued investments in AI-first innovation, which includes a $16.5 million increase in personnel-related expenses as a result of increased headcount. The remaining increase was due to costs from AI-related software and facilities used in development.

Sales and Marketing

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Sales and marketing	$361,703	$374,378	(3.4)%
Sales and marketing expense for the three months ended October 31, 2024, decreased by $12.7 million, or 3.4%, compared to the three months ended October 31, 2023. The decrease was primarily due to a $13.2 million decrease in marketing spend.
General and Administrative

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
General and administrative	$126,137	$125,140	0.8%
General and administrative expense for the three months ended October 31, 2024, increased by $1.0 million, or 0.8%, compared to the three months ended October 31, 2023. The increase was primarily due to a $18.3 million increase in litigation settlements, partially offset by a $13.4 million decrease in personnel-related expenses, including a $10.2 million decrease in stock-based compensation expense.
Gains (Losses) on Strategic Investments, Net

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$6,324	$(25,471)	124.8%
Gains on strategic investments, net for the three months ended October 31, 2024 was driven by changes in the valuations of our publicly and privately held securities, while losses on strategic investments, net, for the three months ended October 31, 2023 was mainly driven by unrealized losses recognized on our publicly held securities.
Other Income, Net

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Other income, net	$91,248	$41,908	117.7%
Other income, net for the three months ended October 31, 2024, increased by $49.3 million, or 117.7%, compared to the three months ended October 31, 2023. The increase was due to a $29.3 million increase in investment yield from cash and marketable securities and a $20.3 million increase from changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Provision for income taxes	$73,362	$44,614	64.4%
Provision for income taxes for the three months ended October 31, 2024 increased by $28.7 million, or 64.4%, compared to the three months ended October 31, 2023. The year-over-year change was primarily due to the increase in income before taxes.

Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Revenue	$3,481,295	$3,380,767	3.0%
Revenue for the nine months ended October 31, 2024, increased by $100.5 million, or 3.0%, compared to the nine months ended October 31, 2023. The increase in revenue was due to a 5.0% increase in revenue from subscription services provided to Enterprise customers, of which 58.4% and 41.6% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Cost of revenue	$842,272	$801,494	5.1%
Gross profit	$2,639,023	$2,579,273	2.3%
Gross margin	75.8%	76.3%
Cost of revenue for the nine months ended October 31, 2024, increased by $40.8 million, or 5.1%, compared to the nine months ended October 31, 2023. The increase was primarily due to a $63.4 million increase in hosting and infrastructure costs partially offset by a $16.0 million decrease in stock-based compensation and $7.1 million decrease in restructuring costs as a result of the prior year restructuring plan. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin decreased to 75.8% for the nine months ended October 31, 2024, from 76.3% for the nine months ended October 31, 2023. The decrease in gross margin was mainly due to increased costs associated with the use of AI functionality along with investments to upgrade our data center backbone.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Research and development	$635,294	$597,905	6.3%
Research and development expense for the nine months ended October 31, 2024, increased by $37.4 million, or 6.3%, compared to the nine months ended October 31, 2023. The increase was driven by our continued investments in AI-first innovation, which consisted of a $18.1 million increase in personnel related expenses, including a $29.6 million increase in salaries, payroll taxes and benefits and a $8.1 million increase in stock-based compensation as a result of increased headcount, partially offset by $19.6 million decrease in restructuring costs as a result of the prior year restructuring plan. The remaining increase is due to costs from AI-related software and facilities used in development.
Sales and Marketing

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Sales and marketing	$1,068,481	$1,170,255	(8.7)%

Sales and marketing expense for the nine months ended October 31, 2024, decreased by $101.8 million, or 8.7%, compared to the nine months ended October 31, 2023. The decrease in sales and marketing expense was primarily due to a $68.9 million decrease in personnel-related expenses, which includes a $42.7 million decrease in stock-based compensation expense and a $32.9 million decrease in restructuring costs as a result of the prior year restructuring plan; a $23.1 million decrease in marketing spend; and a $4.1 million decrease in commissions expense, which includes both internal and external costs.
General and Administrative

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
General and administrative	$347,016	$454,364	(23.6)%
General and administrative expense for the nine months ended October 31, 2024 decreased by $107.3 million, or 23.6%, compared to the nine months ended October 31, 2023. The decrease in general and administrative expenses was primarily due to a $35.3 million decrease in litigation settlements; a $39.5 million decrease in personnel-related expenses, which includes a $26.5 million decrease in stock-based compensation expense and $13.3 million decrease in restructuring costs as a result of the prior restructuring plan; a $12.0 million decrease in bad debt expense; and a $6.7 million decrease in other legal related expenses.
Gains (Losses) on Strategic Investments, Net

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$26,785	$8,474	216.1%
Gains on strategic investments, net for the nine months ended October 31, 2024, increased by $18.3 million, or 216.1%, compared to the nine months ended October 31, 2023. The increase was mainly due to changes in the valuations of our publicly and privately held securities.
Other Income, Net

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Other income, net	$250,248	$114,206	119.1%
Other income, net for the nine months ended October 31, 2024, increased by $136.0 million, or 119.1%, compared to the nine months ended October 31, 2023. The increase was due to a $117.7 million increase in investment yield from cash and marketable securities and a $19.0 million increase from changes in foreign currency exchange rates.
Provision for Income Taxes

	Nine Months Ended October 31,
	2024	2023	% Change

	(in thousands)
Provision for income taxes	$222,892	$140,799	58.3%
Provision for income taxes for the nine months ended October 31, 2024 increased by $82.1 million, or 58.3%, compared to the nine months ended October 31, 2023. The year-over-year change was due primarily to the increase in income before taxes offset by a decrease in tax shortfalls on stock-based compensation.

Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.7 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the recent macroeconomic shifts, such as high inflation, elevated interest rates, and the responses by central banking authorities, potential recessionary environments, and the fluctuations in foreign currency exchange rates. These factors and other risks detailed in the section titled “Risk Factors” could impact the timing of cash collections from our customers. However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
There have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 4, 2024.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,520,742	$1,247,611
Net cash used in investing activities	$(1,101,138)	$(864,406)
Net cash (used in) provided by financing activities	$(699,106)	$35,952
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
Net cash provided by operating activities was $1,520.7 million for the nine months ended October 31, 2024, compared to $1,247.6 million for the nine months ended October 31, 2023. The increase in operating cash flow was primarily due to higher net income.
Investing Activities
Net cash used in investing activities of $1,101.1 million for the nine months ended October 31, 2024 was due to net purchases of marketable securities of $964.3 million, purchases of property and equipment of $128.2 million, and purchases of strategic investments of $13.5 million, partially offset by proceeds from strategic investments of $4.9 million.
Net cash used in investing activities of $864.4 million for the nine months ended October 31, 2023 was due to net purchases of marketable securities of $605.5 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $108.4 million, and purchases of strategic investments of $52.8 million, partially offset by proceeds from strategic investments of $107.2 million.
Financing Activities
Net cash used in financing activities of $699.1 million for the nine months ended October 31, 2024 was due to cash paid for repurchases of common stock of $739.3 million, partially offset by proceeds from issuance of common stock under our ESPP of $34.3 million, proceeds from the exercise of stock options of $3.8 million, and proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $2.2 million.
Net cash used in financing activities of $36.0 million for the nine months ended October 31, 2023 was primarily due to proceeds from issuance of common stock under our ESPP of $32.5 million and proceeds from the exercise of stock options of $8.3 million.
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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
During the three and nine months ended October 31, 2024, we repurchased and subsequently retired 4,377,296 and 11,606,691 shares of our Class A common stock, respectively, for an aggregate amount of $301.6 million and $739.3 million, respectively.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the nine months ended October 31, 2024 and 2023, 19.3% and 19.3% of our revenue, respectively and 15.1% and 13.5% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2024 and 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,273.8 million and marketable securities of $6,428.2 million as of October 31, 2024. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2024 and 2023.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. There are no assurances we will be able to sustain or increase our revenue growth in future periods, and our revenue growth rate may continue to decline in future periods. Many factors have and may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as inflation, recessionary or uncertain economic environments, fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we rely on third parties for certain AI features of our products and if such third parties do not provide us those features (or do not do so on acceptable terms), experience interruptions, or cease operating, we may need to work with another provider, which may take time or may not be possible, and could result in the disruption of certain of our products or services, affect our reputation or brand, and negatively affect our financial results. We could also face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. We currently offer our AI features at no additional cost, as we believe they will ultimately enhance user satisfaction, improve customer retention, and drive revenue. If such benefits are not realized, the associated investment costs could further negatively impact our margins. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. The rules were stayed pending completion of an appeal by an order of the U.S. Court of Appeals for the Sixth Circuit on August 1, 2024. We cannot predict the impact of the new rules on our operations or business.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.2% and 28.8% of our revenue for the nine months ended October 31, 2024 and 2023, respectively. We plan to add local sales support in further select international markets over time. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
In June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took responding to law enforcement requests from the Chinese government. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We are fully cooperating with these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and we do not know when they will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We cannot predict the outcome of these investigations, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2024 and 2023, 19.3% and 19.3% of our revenue, respectively, and 15.1% and 13.5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal quarter ended October 31, 2024, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Our ability to engage, retain, and increase our base of customers and users and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, have attracted and may in the future attract negative attention if they involve technologies with heightened public interest, may fail to engage, retain, and increase our base of customers and users or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products, including those incorporating AI features, fail to engage, retain, and increase our base of customers, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers that will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade customers and attract new customers. For example, in September 2024, the FCC adopted new rules that require video conferencing services to include features that expand accessibility requirements for consumers of our products and services. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties, or settlement expenses, which may result in harm to our business.
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business. As of the date hereof, in regard to the SEC matter, a tentative settlement offer is now outstanding and remains subject to SEC approval. We do not know when these matters will be completed, including the SEC matter, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take.

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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. Section 230 provides protection for providers of online service from liability for content produced by third parties and protects the right to engage in moderation of user content. President Biden and many Members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition, filed by the Trump Administration, to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal, and the FCC has not released any document describing the rules that would be proposed. The Democratic members of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of Section 230. The U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, but future cases may not yield the same results and a recent decision by the U.S. Court of Appeals for the Third Circuit would limit the applicability of Section 230 to curated content. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that would review both the Florida and Texas decisions, and on July 1, 2024, the Court issued a decision returning both cases to the trial courts for additional analysis. The district court in Texas, on August 29, 2024, issued a decision staying some portions of the Texas law and allowing others to go into effect, relying on analysis under both Section 230 and the First Amendment. The district court in Florida set a trial date in its case for June 2025. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. In addition, on August 27, 2024, the U.S. Court of Appeals for the Third Circuit issued a decision limiting the protections afforded by Section 230 in cases where a social media company curates user feeds to the extent that the feed becomes the speech of the company, reversing a trial court decision that immunized the company under Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. The FCC’s April 25 order permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. The FCC order was stayed on August 1, 2024, pending resolution of an appeal. For additional information on this order, see the risk factor titled “Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform.” We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2024, the holders of our outstanding Class B common stock held 63.6% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.6% of such voting power in the aggregate. As of October 31, 2024, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.4% of our outstanding capital stock but controlled approximately 31.4% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended October 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
August 1 – 31, 2024	720,753	$67.13	720,753	$1,013,926
September 1 – 30, 2024	1,763,151	$67.91	1,763,151	$894,185
October 1 – 31, 2024	1,893,392	$70.51	1,893,392	$760,689
Total	4,377,296	$68.91	4,377,296

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
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Trading Arrangements
During the Company’s last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contracts, instructions or written plans for the purchase or sale of the Company’s securities.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Certificate of Amendment to Certificate of Incorporation of Zoom Communications, Inc.	8-K	001-38865	3.1	November 25, 2024
3.3	Amended and Restated Bylaws of Zoom Communications, Inc.	8-K	001-38865	3.2	November 25, 2024
10.1	Transition and Separation Agreement between Zoom Video Communications, Inc. and Kelly Steckelberg, dated August 21, 2024.	8-K	001-38865	10.1	August 21, 2024
10.2	Offer Letter between Zoom Video Communications, Inc. and Michelle Chang, dated September 25, 2024.	8-K	001-38865	10.1	October 1, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline EXBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL)
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

ZOOM COMMUNICATIONS, INC.

Date: November 26, 2024	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2024	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)