Form 10-K
period 2025-01-31
Zoom Communications, Inc.
filed 2025-02-28
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 31, 2024 as reported by the Nasdaq Global Select Market on such date was approximately $15.8 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 14, 2025, the number of shares of the registrant’s Class A common stock outstanding was 262,753,519 and the number of shares of the registrant’s Class B common stock outstanding was 42,480,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2025.

Auditor Name: KPMG LLP Auditor Location: San Francisco, California Auditor Firm ID: 185

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Zoom,” the “Company,” “we,” “us” and “our” refer to Zoom Communications, Inc. and, where appropriate, its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications and collaboration platform and evolving AI capabilities; our product strategy; our efforts to enhance the security and privacy of our platform; our ability to operate our business and effectively manage our scale under evolving macroeconomic conditions, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and foreign currency exchange rate volatility; our ability to become the ubiquitous platform for communications and collaboration; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
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
•Interruptions, delays, or outages in service from our co-located data centers or cloud hosting services and a variety of other factors, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
•We operate in competitive markets, and we must continue to compete effectively. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing, customer and partner relationships; more third-party integrations; greater accessibility across devices and applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. In addition, as we introduce new products and services to our platform, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.
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
•Our security measures, and those of the third parties with whom we work, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, us incurring significant liabilities, and our business being harmed.
•We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our prospects and future results of operations.
•The actual or perceived failure by us, our customers, partners, or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security laws, and other matters could harm, and has in the past harmed, our reputation and business or subject us to significant fines and liability.
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
•We use generative artificial intelligence (“AI”) in our products and services, which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
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
Zoom Workplace with AI Companion is an open, AI-first work platform for human connection. Zoom Workplace makes connecting easier, more immersive, and more dynamic for businesses and individuals. We’re committed to evolving our platform in ways that empower limitless human connection and solve real business problems. All of our product innovation has a unified goal: to help streamline the workday through effective communication and collaboration tools. Together with Zoom Workplace, Zoom’s Business Services for sales, marketing, and customer experience teams, including Zoom Contact Center, Zoom Revenue Accelerator and Zoom Events strengthen customer relationships throughout the customer lifecycle. The Zoom platform makes teamwork more meaningful, drives impact with intelligence, strengthens customer relationships, and enables seamless workflows. Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
Businesses of all sizes and individuals alike choose Zoom over other industry players for several reasons:
•We care for customers at Zoom speed: Zoom puts customers first and is committed to providing a platform and products that people love. Zoom listens to its customers and puts innovation in customers' hands quickly to serve their needs.
•AI-first: Zoom’s mission is to deliver an AI-first work platform for human connection. This AI-first approach to Zoom Workplace and Zoom Business Services is designed to allow individuals and teams to free up time and focus on what matters most: engaging, connecting, and delivering creative and insightful work, all within one unified platform
•Enterprise readiness: Zoom is built to meet the needs of enterprises, with robust reliability, security, compliance, and privacy capabilities and policies.
•Designed for flexible work: Zoom is a platform designed for flexible communication and today’s flexible work needs.
•Zoom just works: Ease of use is a core design principle, along with quality and reliability.
•Cost-effective and value-focused: The total cost of ownership of the Zoom platform, across the employee experience and customer experience, is less than that of our competitors.
•Open platform that enables customer choice: The Zoom developer ecosystem enables customers to choose the apps and integrations they prefer. Zoom offers more than 2,900 apps on the Zoom App Marketplace and integrations with key software vendors, such as Microsoft and Google.
We’re on a mission to reimagine the way the world communicates and collaborates. Zoom brings employee and customer experience together into a single, AI-first, open platform that people love to use. Flagship products like Zoom Meetings, Zoom Phone, Zoom Team Chat, and Zoom Docs are among the core products on the platform that are critical to business communication and collaboration needs. We strive to continue building a platform that helps people work smarter, be more engaged with work, and better connect with each other. AI has been core to Zoom’s product DNA over many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity.
In fiscal year 2025, Zoom continued to invest in AI and focused on three key areas regarding AI: supporting individual productivity, powering better collaboration, and helping customer-facing teams deliver meaningful business value to delight their customers. In September 2023, we launched Zoom AI Companion, our smart assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables the use of multiple large language models (“LLMs”), including Zoom’s own, to complete each task for users. Zoom’s federated approach allows its tech stack to dynamically select from multiple AI models, including those from OpenAI, Anthropic, and Meta, making AI accessible and affordable so that more people can incorporate them in their day-to-day workflows. With these advancements in AI Companion and our broader AI strategy, we believe we’re well-positioned as AI technology continues to evolve. We are evolving agentic AI capabilities within AI Companion that will continue to deliver practical value to customers while building on our ambitious vision of AI that truly amplifies human potential for our customers. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.

Zoom continues to be at the center of flexible work. Our continued product innovation is laser-focused on supporting a flexible work environment, with new innovations in areas such as document collaboration, hybrid workspaces, and employee communication. Additionally, our employee experience platform, Workvivo, deepened our commitment to creating a platform that is focused on connecting and engaging employees.
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
The happiness we deliver is recognized by our customers. Zoom has consistently earned high scores across customer review sites, Gartner Peer Insights, TrustRadius, and G2, including being recognized as a 2024 Customers’ Choice in the Gartner Peer Insight “Voice of the Customer” for Unified Communications as a Service (“UCaaS”) and Visual Collaboration Applications, and a Leader badge for Zoom Contact Center by G2. Industry analysts also recognize our market leadership across our platform and products: Gartner has named Zoom a leader in the Magic Quadrant for UCaaS for the fourth year in a row, and Workvivo was named a leader in the Magic Quadrant for Intranet Packaged Solutions. Forrester published its Forrester Wave for Conversational Intelligence, where Zoom Revenue Accelerator debuted as a “Strong” player. IDC named Zoom Events as a leader in its IDC MarketScape for Worldwide Virtual Events Applications. Zoom Workplace was also named Editor’s Choice and one of the Best Products and Services of the Year (2024) by PC Mag, included in Fast Company’s 2024 Most Innovative Companies list, and awarded CRN Tech Innovators Award for Zoom AI Companion, as well as Best Unified Communications Platform >$250m, Best UCaaS Provider AMERICAS, Best Collaboration Platform, and Best Hybrid Workplace Product from UC Today.
Our Growth Strategy
We focus on the following elements of our strategy to drive our growth:
•Keep our existing customers happy. We deliver happiness to our customers by giving them experiences that add meaningful business value and delight them. We respond to customer needs with action to drive positive user experiences. We believe these practices result in our high scores across customer review sites and will continue to generate referrals from our existing customers, providing meaningful viral adoption for the foreseeable future.
•Drive new customer acquisition. Our platform is designed to make it easy to host meetings. By attracting free users to our platform, we promote usage that allows them and their meeting attendees to experience the Zoom difference. We complement this lead-generation model with our multipronged go-to-market strategy that integrates the viral enthusiasm for our platform with optimal routes-to-market, including direct sales representatives, online channel, resellers, and strategic partners. This approach is designed to allow us to cost-effectively drive upgrades to our paid offering and expansion within organizations of all sizes and verticals.
•Innovate our platform continuously. Our engineers aim to stay on the cutting edge of communication, collaboration, and AI technologies. We strive to deliver the best experience to our users by dedicating a portion of our engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base. Our core areas of focus are bolstering innovation on products in the following categories: employee experience, customer experience, core communications, generative AI and departmental and industry-specific solutions.
•Drive international expansion. With users, offices, and data centers strategically located around the world, we are poised to reach new customers globally. Our platform is intuitively designed such that localization requirements are minimal. For example, our platform works without intensive translation requirements with only a few language adjustments to our user interface and support systems. Zoom continues to make meetings more effective and inclusive with new language captions and translations. Within a Zoom Meeting, translated captions will translate the source language into English captions or translate from English to the language selected by the meeting participant. Translated captions support more than 35 languages. This facilitates seamless collaboration and helps to improve attendee engagement, including after the meeting, through AI Companion summaries.
•Expand within existing customers. As organizations experience our platform and become familiar with its benefits, more teams and departments within these organizations adopt Zoom. Our platform may begin in a line of business and then organically expand across departments. This “land and expand” model has led to some of our largest deployments. Customers are also purchasing services for events, webinars, room solutions, phone, contact center, and employee experience, creating a complete and integrated set of communications services.

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
Our Platform
We provide an open, AI-first work platform for human connection that delivers happiness and fundamentally changes how people interact, connecting them through frictionless and secure meetings, phone, chat, content sharing and more. Our products are grouped under the following categories, which are further described below:
•AI - Zoom AI Companion drives impact with intelligence
•Zoom Workplace - Enables seamless collaboration and productivity on a unified platform
•Zoom Business Services - Strengthens customer relationships and delivers superior service
•Employee Experience - Makes teamwork more meaningful and engaging
•Developer Ecosystem - Creates custom integrations and streamlines workflows

AI
Zoom AI Companion
Zoom AI Companion, launched in September 2023, is Zoom’s generative AI digital assistant, designed to be seamlessly embedded across Zoom's suite of products to deliver real-time digital assistance and enhance productivity. It works effortlessly across Zoom Meetings, Zoom Team Chat, Zoom Email, Zoom Whiteboard, and Zoom Events and more. Zoom AI Companion uses a federated AI approach that incorporates Zoom’s own LLMs with third-party models to deliver high-quality results and lower customer costs. Zoom AI Companion is included at no additional cost for customers with paid services in their Zoom user accounts.

Zoom Workplace
Zoom Meetings
Zoom Meetings provides HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support up to 1,000 video participants in a single meeting. Conversations can be one-to-one, one-to-many, or many-to-many. Zoom Meetings feature a 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrate with tools created by companies such as Atlassian, Box, Dropbox, Google, LinkedIn, Microsoft, Salesforce, ServiceNow, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile devices or tablets throughout their business day.
An end-to-end encryption (“E2EE”) option is available to free and paid Zoom customers globally who host meetings with up to 1000 participants. Zoom’s E2EE uses the same 256-bit AES GCM encryption that secures Zoom meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants. Additionally, a customer-managed key (“CMK”) service allows organizations to provide and manage their own encryption keys for certain customer content stored at rest in the Zoom Cloud. The organization needs to manage the keys in the Amazon Web Services Key Management Service. This allows for encryption of applicable content stored in the Zoom Cloud using the keys that the organization controls. We believe Zoom was also the first UCaaS company to offer post-quantum E2EE solution video conferencing. Post-quantum E2EE works across Zoom Workplace, and employs upgraded algorithms designed to be able to withstand the potential future threats of quantum computers.
Translated captions help to remove language barriers, connect people, and promote inclusivity in meetings and webinars. Zoom Meetings currently offers translated captions in 35 languages.
Zoom Phone

Zoom Phone is a cloud phone system for businesses that provides private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). Available stand-alone, or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom. As of January 31, 2025, Zoom Phone provided native PSTN connectivity in more than 45 countries and territories.
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
Zoom Phone Provider Exchange makes it easier for customers to choose their preferred PSTN provider partners, providing an improved way to connect with cloud peering partners, promote the discovery of new providers, and enable self-service of phone numbers from selected partners. As of January 31, 2025, there are more than 90 countries and territories included in the Provider Exchange program.
Zoom Team Chat
Zoom Team Chat, which is included in Zoom Workplace and Zoom Phone plans, enables organizations and teams to communicate and collaborate in groups, channels, or one-on-ones and to stay connected by instantly sharing messages, images, files, and other content across desktop, laptop, tablet, and mobile devices. With Zoom Team Chat, users can easily invite people outside their organization to a chat conversation and quickly switch from a chat to a phone call or video meeting during a conversation. Zoom Team Chat also features content storage for users who want discoverability and the ability to review their conversations or shared files. There are dozens of Zoom Team Chat-compatible applications available in the Zoom App Marketplace that provide notifications and improved workflow for other enterprise systems.
Zoom Mail and Calendar
Zoom Mail and Calendar includes both client experiences (Zoom Mail Client, Zoom Calendar Client) and service components (Zoom Mail Service, Zoom Calendar Service). Zoom Mail Client and Zoom Calendar Client can be used with third-party email and calendaring services from Microsoft or Google, or with Zoom Mail Service and Calendar Service.
Zoom Workflow Automation
Zoom Workflow Automation is a no-code workflow builder that helps users build complex workflows across Zoom Workplace and third-party applications so they can spend time on more meaningful work and collaborate more seamlessly with colleagues.

Zoom Docs
Zoom Docs is a dedicated, modular workspace for efficient, dynamic hybrid collaboration. With Zoom Docs, users get a singular workspace designed to bring their teams together to share ideas and get more done, all powered by AI. It helps tie together our collection of communication modalities, with online word processing now threaded throughout the Zoom platform.
Zoom Whiteboard
Zoom Whiteboard is an interactive canvas that allows teams to collaborate and brainstorm through the use of templates, drag-and-drop shapes and objects, text, diagramming tools, and integrations with third-party services. Zoom Whiteboard is a persistent collaboration tool that works across Zoom Meetings, Zoom Team Chat, Zoom Rooms for Touch, Zoom Workplace desktop and mobile apps, and web browsers. Whiteboards can be shared with internal and external participants.
Zoom Clips
Zoom Clips is a convenient solution for capturing both video and screen content. Zoom Clips enables users to effortlessly and quickly record, edit, share, store, and analyze short video “clips,” as well as comment/react to other user’s clips, to keep the collaboration going. Clips are particularly valuable when demonstrating or showcasing product features or functionalities. Zoom Clips is included with Zoom Workspace paid plans.

Zoom Business Services
Zoom Contact Center
Zoom Contact Center is an omnichannel solution that helps empower and upskill agents, improve operational effectiveness and strengthen customer relationships. Built on Zoom’s reliable and secure platform, Zoom Contact Center enriches customer engagement by delivering highly personalized and seamless customer journeys across all channels. The capabilities of Zoom Contact Center are further enhanced when integrated with Zoom Virtual Agent, our intelligent AI-powered chatbot and Zoom's Workforce Engagement Management suite, including Workforce Management and Quality Management for Contact Center customers. Together, these solutions form an all-in-one, comprehensive contact center solution designed to elevate every aspect of the customer experience.
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
Zoom Sessions
Zoom Sessions allows customers to use the signature features of Zoom Events for a single-session event, including branded registration and event pages, live polling, surveys and chat, advanced reporting, and the ability to organize upcoming and past events in one place.
Zoom Webinars
Zoom Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom Webinars can scale up to 1 million attendees (with the expanded single-use license) and last up to 30 hours with 1,000 interactive video panelists. With webinars, customers have control over the video viewing experience and attendees join to listen, learn, and interact using chat, Q&A, live polling, and more. Our powerful third-party integrations help users maximize usage of their webinars and expand capabilities with paid registration, marketing automation, lead nurturing, and learning management.
Employee Experience
Workvivo
Workvivo is an all-in-one employee experience platform ("EXP") designed to simplify internal communication, drive engagement, and foster a strong company culture. Workvivo combines internal tools for communication, employee recognition, and an intranet, into a single platform. Workvivo provides a new way for customers to keep their employees informed, engaged, and connected. Workvivo consists of a monthly subscription and optional add-on features for an additional fee.
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room – from executive offices, huddle rooms, and training rooms, to broadcast studios – into a collaboration space that is easy to use, simple to deploy, and low-effort to manage. Designed to increase workforce collaboration across in-room and virtual participants, Zoom Rooms brings one-click-to-join meetings, wireless multi-sharing, interactive whiteboarding, intuitive room controls, scheduling, enhancements, digital signage and other features to the Zoom Meeting experience and hybrid work experience.
Workspace Reservation
Zoom Workspace Reservation is a service that enables the management of physical spaces with tools for customers to reserve and manage their workspace utilization by connecting users to workspaces. It enhances and streamlines hotdesking and hoteling experiences and can provide recommendations for a workspace location or time to reserve. Users can reserve a work location time and duration in advance or on-demand by selecting a location on a floor plan. Administrators can learn more about the utilization of their workspaces to support the planning and optimization of their locations.
Developer Ecosystem
Zoom Developer Platform and App Marketplace
The Zoom Developer Platform enables developers, platform integrators, service providers, and customers to easily build apps and integrations that use Zoom’s video-based communications solutions across video, phone, and chat, or integrate Zoom’s core technology into their products and services, with opportunities for co-marketing, discovery, and distribution. Our developer platform also allows Zoom customers to administer their accounts including managing app requests and provisioning, as well as optimizing account usage with access to dashboards and usage metrics. With our SDKs, APIs, webhooks, and extensive developer resources, Zoom, third-party developers, and partners can build and publish applications on our App Marketplace that integrate our platform with other globally in-demand applications, platforms, websites, and services. Our customers also have access to tools and resources to develop private applications that integrate Zoom Workplace and Zoom technology into their workflows and systems.
Zoom Apps
Zoom Apps combine users’ favorite apps with the power of video communications by allowing users to access them directly in Zoom Meetings. Users can enrich their Zoom experience with a variety of apps that cover many use cases, including whiteboarding, project management, note-taking, gaming, and more. Zoom Essential Apps, launched in January 2023, provides access to a curated list of apps at no cost for one year after app activation for Zoom Workplace Pro, Business and Business Plus users to enhance their Zoom experience, such as through visual agendas, automated tools to keep meetings on track and interactive activities to add energy and fun to meetings.
Our Technology and Infrastructure
Our unique technology and infrastructure enable best-in-class reliability, scalability, and performance. We designed our open, AI-first collaboration platform to help streamline the workday through effective communication and collaboration tools. Our Federated AI approach leverages the best of both our proprietary AI and industry-leading models from partners like OpenAI and Anthropic. The right AI model is applied to each specific task to optimize performance and efficiency.
Video communication presents its own unique set of challenges, requiring significant computing resources for encoding, decoding, multiplexing, and synchronization, along with high network bandwidth and performance. To address this, our platform separates video content processing from the transporting and mixing of streams. We allocate video content processing to intelligent agents that reside on client devices and dynamically encode and decode based on the performance of client technology, network performance, and bandwidth. Our next-generation multimedia router operates on commodity hardware and a globally distributed cloud infrastructure to determine the optimal data centers to host a meeting and an optimal set of paths to connect the participants.
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans countries across the world and numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, nonprofit/not-for-profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2025.
Sales
Our sales model combines our viral demand generation and our free Zoom Meetings and Zoom Workplace basic plan with a sales approach optimized for the size of each customer opportunity. Our direct sales force includes our field sales representatives as well as our inside sales team, and it is organized by customer subscription size, region, and vertical. Our channel team works across a broad channel ecosystem, from resellers to strategic technology and service partners, as well as independent software vendors (ISVs) and service integrators (SIs), to build a strong ecosystem that broadens our reach. Our online channel supports high-volume, high-velocity, self-service sales.
Marketing
Our marketing team’s primary objective is to create a preference for our brand by leveraging our brand recognition, enhancing brand perception, and engaging our users with virtual events, content, social media, and customer advisory councils.

We implement targeted online and out-of-home advertising. Our events strategy is based on a combination of online, in-person, and hybrid approaches. Zoomtopia, our annual user conference, provides a hybrid experience for tens of thousands of in-person and virtual attendees.
Research and Development
Zoom’s research and development efforts are focused on driving innovation in communication technology. With research teams in China, India, Singapore, and the United States, our global presence supports a “follow the sun” strategy, enabling efficient development of new capabilities. We prioritize advancements in Zoom AI Companion, Zoom Workplace, Zoom Business Services, security, video and audio quality, and seamless integrations. Our team is also dedicated to improving performance across devices and networks, enhancing user experience, and exploring emerging technologies to help shape the future of remote and hybrid workplace. For information on the risks associated with our international operations, see “Risks Related to Our Business and Our Industry” under “Item 1A - Risk Factors.”
Our Competition
The markets in which we operate are highly competitive. We face competition from legacy web-based meeting services providers, including Cisco Webex and GoTo, bundled productivity suite providers with communications offerings, including Microsoft 365 (with Teams) and Google Workspace (with Meet), and UCaaS and legacy web-based meeting providers, including Avaya, RingCentral, and 8x8, as well as consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook. Additionally, as our Contact Center customer base continues to grow, we may face additional competition, including from Five9, Inc., Genesys, and NICE inContact.
We believe we compete favorably based on the following competitive factors:
•open, AI-first work platform;
•cloud-native architecture;
•functionality and scalability;
•ease of use and reliability;
•brand awareness and preference;
•ability to utilize existing infrastructure, such as legacy conference room hardware; and
•low total cost of ownership.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual protections to establish and protect our intellectual property rights. We actively seek patent protection covering inventions originating from our company. We also pursue the registration and enforcement of trademarks and domain names in the United States and in various jurisdictions outside the United States.
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
In certain circumstances, we license intellectual property from third parties for use in our products. This may include open source software. We take steps to ensure compliance with the terms of the licenses governing such licensed technology. We believe our business is not materially dependent on any individual patent, trademark, copyright, trade secret, or other intellectual property right, whether our own or licensed from third parties. For information on the risks associated with our intellectual property, see “Risks Related to Our Intellectual Property” under “Item 1A - Risk Factors.”
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
Human Capital
As of January 31, 2025, we had 7,412 full-time employees. Of these employees, 3,568 are in the United States and 3,844 are in our international locations. None of our U.S. employees are represented by a labor union. Employees in two of our non-U.S. subsidiaries have the benefit of a collective bargaining agreement and are represented by a workers’ council. We have not experienced interruptions of operations or any work stoppages due to labor disagreements.
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
Our culture of delivering happiness drives our mission and values and is fundamental to everything we do at Zoom:
•Mission. An AI-first work platform for human connection
•Values. We care for our customers, company, communities, teammates, and selves
This culture supports our hiring and serves as a competitive advantage in attracting and retaining top talent. Zoom has been prominently featured in the computer software category on Fortune’s ‘Most Admired Companies’ list four years running and included in Fast Company’s 2024 Most Innovative Companies list, as well as Forbes’ 2025 list of America’s Best Midsize Employers. Additionally, it was named to the Variety500, an award that recognizes the most influential business leaders shaping the industry.
Compensation and Benefits
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. Our employees’ total compensation packages include base pay, bonuses or sales commissions, and equity. We offer a wide array of benefits including comprehensive healthcare benefits including mental health, and fertility benefits, wellness benefits, a book reimbursement plan to support continuous learning, and charitable gift matching through our Zoom Cares program.
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
Corporate Information
We were incorporated under the laws of the state of Delaware in April 2011 under the name Saasbee, Inc., and in February 2012, we changed our name to Zoom Communications, Inc. In May 2012, we changed our name to Zoom Video Communications, Inc. In November 2024, we changed our name back to Zoom Communications, Inc. Our principal executive offices are located at 55 Almaden Boulevard, 6th Floor, San Jose, California 95113. Our telephone number is (888) 799-9666. Our website address is https://zoom.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Zoom design logo, “Zoom,” “Zoom Communications,” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Zoom Communications, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, our newsroom (news.zoom.us), public conference calls, our website (www.zoom.com), and the investor relations section of our website (investors.zoom.us). We use these channels, as well as social media, including our blog (blog.zoom.us), our X (formerly Twitter) account (@zoom_us), our LinkedIn page (linkedin.com/company/zoom), our Instagram page

(instagram.com/zoom), our TikTok page (tiktok.com/@zoom), and our Facebook page (facebook.com/zoom), to communicate with investors and the public about Zoom, our products and services, and other matters. Therefore, we encourage investors, the media, and others interested in Zoom to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our websites or these social media channels is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and social media channels are inactive textual references only.
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
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. There are no assurances we will be able to sustain our revenue growth in future periods, and our revenue growth rate may continue to remain flat or decline in future periods. Many factors have and may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as inflation, recessionary or uncertain economic environments, fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

Interruptions, delays, or outages in service from our co-located data centers or cloud hosting services and a variety of other factors, would impair the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize cloud hosting services such as Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business and Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor (including cloud hosting) issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, local administrative actions, changes to legal or permitting requirements, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers or expansion or consolidation of our existing data center facilities or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers to terminate their subscriptions and adversely affect our ability to attract new customers. Our ability to attract and retain customers and licenses depends on our ability to provide customers and users with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
Additionally, if our data centers or cloud hosting services are unable to keep up with our increasing needs for capacity, customers may experience delays or interruptions in service as we seek to obtain additional capacity, which could result in the loss of customers who use our unified communications and collaboration platform because of its reliability and performance. We plan to continue our practice of opening new co-located data centers throughout the world to meet increased demand, but we may be unable to bring additional data centers online in a timely manner, including as a result of current shortages for certain parts, such as servers.
We do not control, or in some cases have limited control over, the operation of the co-located data center facilities and cloud hosting services we use, and they are vulnerable to damage or interruption from human error; intentional bad acts; earthquakes; floods; fires; hurricanes; war; terrorist attacks; power losses; hardware failures; systems failures; telecommunications failures; disease; and other public health related measures, any of which could disrupt our service. In the event of significant physical damage to one of these data centers or disruption of the cloud hosting services we use, it may take a significant period of time to achieve full resumption of our services and our disaster recovery planning may not account for all eventualities. Despite precautions taken at these data center facilities, the occurrence of a natural disaster, an act of terrorism, or other act of malfeasance, a decision to close the facilities without adequate notice or other unanticipated problems at the facilities would harm our business.
We operate in competitive markets, and we must continue to compete effectively.
The market for communication and collaboration technologies platforms is competitive and rapidly changing and includes companies ranging from new market entrants to hyperscalers that provide technologies to improve communication and collaboration technologies platforms either as bundled solutions or standalone products. Given the range of companies in this space, maintaining an open and robust marketplace with fair competition is important. Certain features of our current platform compete in the communication and collaboration technologies market with products offered by:

•bundled productivity suite providers with communication offerings, including Microsoft 365 (with Teams) and Google Workspace (with Meet);
•legacy web-based meeting providers, including Cisco Webex and GoTo;
•UCaaS and legacy PBX providers, including Avaya, RingCentral, and 8x8; and
•consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook.
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services into our platform, and with the introduction of new technologies and market entrants, including AI, we expect competition to continue to intensify.

In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which competes against companies that offer similar services, such as Five9, Genesys, and NICE inContact, and new competitors that may enter that market in the future. As we continue to build out our platform, we may face increased competition against companies that offer similar services and new competitors that may enter that market in the future. During the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing, customers and partner relationships; more third-party integrations; greater accessibility across devices and applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our platform is also price sensitive. Many factors, including our marketing, user acquisition, and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products, or services that compete with our platform, or may bundle and offer a broader range of products and services than we do. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Furthermore, third parties could build products similar to ours that rely on open source software. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure from these third parties to the extent that users find such alternative products to be sufficient to meet their needs. In some cases, we have been forced to engage in price-cutting initiatives or other discounts to attract and retain customers in response to competitive pressures, and may have to do so in the future. We, on occasion, offer customers a free period of time at the beginning of the subscription term that can result in deferred billings or long-term accounts receivable and increase the risk of loss on uncollected accounts receivable.
Our results have fluctuated and may in the future fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations have fluctuated and may in the future fluctuate significantly, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. For example, during fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic, a significant portion of which was attributable to free Basic accounts, which do not generate any revenue. To meet this increased demand, we have incurred and expect to continue to incur significant costs associated with upgrading our infrastructure and expanding our capacity. Fluctuations in our results may negatively impact the value of our securities. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and geopolitical tensions and military conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and tariffs and trade tensions, including the United States' ongoing trade disputes with China and other countries. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
As we increase sales to large organizations, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges.
We invest significant resources into sales to large organizations. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which have and may continue to lengthen our sales cycle. We have also faced and may in the future face unexpected deployment challenges with large organizations or more complicated deployment of some or all aspects of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.
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
We have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds on our sales and marketing efforts to attract new customers, expand the number of licenses and services used by our customers and develop and enhance our products. We also intend to continue investing in general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, addressing security and privacy issues, and expanding into new geographies and markets. To the extent we are successful in increasing our customer base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses, which may result in decreased profitability. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. While free users continue to be a meaningful portion of the user base, we have directed marketing programs focused on converting free users to paid subscriptions. Some of these users have upgraded to a paid plan but the remainder have not and may never do so. If we are unable to increase or sustain our profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, customer adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not be able to increase or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative and agentic AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we rely on third parties for certain AI features of our products and if such third parties do not provide us those features (or do not do so on acceptable terms), experience interruptions, or cease operating, we may need to work with another provider, which may take time or may not be possible, and could result in the disruption of certain of our products or services, affect our reputation or brand, and negatively affect our financial results. We could also face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative or agentic AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. We currently offer our AI features at no additional cost, as we believe they will ultimately enhance user satisfaction, improve customer retention, and drive revenue. If such benefits are not realized, the associated investment costs could further negatively impact our margins. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
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
Unlike traditional communications and collaboration technologies, our services depend on our users’ high-speed broadband access to the internet, usually provided through a cable or digital subscriber line connection. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of our platform due to capacity constraints and other internet infrastructure limitations. As our number of users has grown and their usage of communications capacity has increased, we have been required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity does not continue to be available to us to support our user base in the future, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability, or performance. In addition, if internet service providers and other third parties providing internet services have outages or deteriorations in their quality of service, our users will not have access to our platform or may experience a decrease in the quality of our platform. Furthermore, as the rate of adoption of new technologies increases, the networks our platform relies on may not be able to sufficiently adapt to the increased demand for these services, including ours. Frequent or persistent interruptions could cause current or potential users to believe that our systems or platform are unreliable, leading them to switch to our competitors or to avoid our platform, which could permanently harm our business.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit issued a decision overturning the FCC order. That decision remains subject to potential further appeals. We cannot predict the impact of the new rules on our operations or business.
In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers, including legislation to impose state-level network requirements in New York. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. The FCC’s April 24 order, which, as described above, was overturned by the Sixth Circuit Court of Appeals, permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s 2018 rules, which currently remain in effect, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers, impair our ability to attract new customers, and harm our business but the 2024 rules, if they go into effect, are intended to limit the ability of broadband internet access providers to engage in such behavior.
If there are changes to the regulatory structures in the United States or elsewhere that reduce investment in infrastructure by internet service providers, including a return of the network neutrality regulations that were overturned, any impacts of reduced investment that reduce network capacity or speed could have a negative effect on our business, operating results, and financial condition.
Our security measures, and those of third parties with whom we work, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, if our products and services are perceived as not being secure, this could result in customers and users curtailing or ceasing their use of our products, our incurring significant liabilities, and our business being harmed.
In the ordinary course of our business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive data, including data of ours, our customers, and our users, the data which includes personal information, customer and user content, health-related data, intellectual property, trade secrets, business plans, and financial information. We and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. We routinely investigate security incidents, which have occurred in the past and may occur in the future, that result in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of confidential, proprietary, and sensitive information.
Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties with whom we work. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we have discovered, and may in the future discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third parties has in the past and could continue to introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services and parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work supply chains have not been compromised.
If our security measures are compromised, as has occurred in the past, our reputation could be damaged; our data, information or intellectual property, or that of our customers, may be destroyed, stolen, or otherwise compromised; our business may be harmed; and we could incur significant liability. We take steps designed to detect and remediate vulnerabilities in our information systems and those of third parties with whom we work, but we may not detect or remediate all such vulnerabilities or do so in a timely manner. The threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature, and may be difficult to detect by security tools. Vulnerabilities could be exploited and result in a security incident. We have limited budgetary and human resources for detecting and remediating vulnerabilities and have experienced difficulties in hiring and retaining qualified security personnel, especially after our recent restructuring actions. We may experience delays in developing and deploying remedial measures, including patches, designed to address identified vulnerabilities, and our remedial measures may require action by our customers such as installing patches or updates, which may increase the amount of time a vulnerability remains unremediated. We have not always been able in the past and may be unable in the future to anticipate or prevent threats or techniques used to detect or exploit vulnerabilities in our information systems or third-party software, or obtain unauthorized access to or compromise our systems.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to confidential, proprietary, or sensitive data or our information technology systems, or those of the third parties with whom we work A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and information security obligations require us to implement and maintain certain security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
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
While our employee headcount both in the United States and internationally has generally increased over time, we have undertaken, and may undertake from time to time in the future, restructuring actions to better align our financial model. For example, in February 2023, we commenced certain restructuring actions, designed to reduce operating costs and continue advancing our ongoing commitment to profitable growth.
These organizational changes may not achieve or sustain the targeted benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations. Steps we take to manage our business operations, including workplace policies for employees, and to align our operations with our strategies for future growth, may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel. Additionally, while we expect to continue to grow our business and operations over time, we have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expend resources to support our global user-base and to retain, attract, train, motivate and manage employees. This places a continuous, significant strain on our management, operational, and financial resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.

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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our global operations, including regions such as the United States, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. Any changes in our senior management team in particular, even in the ordinary course of business, including the transition of our Chief Financial Officer in 2024, may be disruptive to our business. Such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
The failure to attract and retain additional qualified personnel or to maintain our happiness-centric company culture could harm our business and culture and prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly-qualified personnel. Competition for executives, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for communication and collaboration technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all, which may be exacerbated by our recent restructuring actions and any similar future actions. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we have experienced and may continue to experience employee turnover as a result of our recent restructuring actions. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.2% and 28.7%, and 30.5% of our revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•changes in diplomatic and trade relationships, including the continuing deterioration in diplomatic relations between the United States and China, or deterioration in diplomatic relations between the United States and countries with which the United States has traditionally enjoyed close ties and alliances, and the ongoing conflicts between Russia and Ukraine and in the Middle East;
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
Geopolitical tension between the United States and China, or between other economies, such as Taiwan, and China, may intensify and lead to increased scrutiny of our business operations in China.
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
We recognize revenue from subscriptions to our platform over the terms of these subscriptions. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have an immaterial impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs is expensed as incurred, while revenue is recognized over the term of the subscription. As a result, growth in the number of new customers and users could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers who increase their use of our platform or upgrade to a higher-priced plan must be recognized over the applicable subscription term.
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
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we expand into international markets. A small portion of our revenue is derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own products and services or services from other communications solutions providers. Loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their products and services or prevent or reduce sales of our products and services. Recruiting and retaining qualified resellers in our network and training them in our technology, product offerings and processes requires significant time and resources. For resellers in certain emerging markets, we may be unable to effectively oversee and quality check certain processes, such as customer due diligence, which has and may continue to impact such resellers’ ability to implement robust customer verification protocols and mitigate fraud risk. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively sell our platform. If we fail to maintain relationships with our resellers, develop relationships with new resellers in new markets, expand the number of resellers in existing markets, or manage, train, or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and increase sales to existing customers could be adversely impacted, which would harm our business.
Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2025, 2024, and 2023, 19.3%, 19.3%, and 20.0% of our revenue, respectively, and 16.4%, 13.7%, and 10.8% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal year ended January 31, 2025, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
•contracts with governmental entities are subject to termination for the convenience of the customer;
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
•as a U.S. government contractor, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans, and any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts, while failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments or suspension or debarment from eligibility for future U.S. government contracts; and
•government demand and payment for our products may be influenced, among other things, by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products.
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
In January 2025, the current administration began issuing Executive Orders identifying new government policy and directing U.S. federal agencies to evaluate their current actions, including certain spending, to ensure that such actions are consistent with new Administration priorities. Some of those Executive Orders are the subjects of pending litigation, and there remains significant uncertainty about the ways in which agencies will implement the new Executive Orders. Such implementation could negatively affect our current and future business with U.S. government agencies.
Our current platform, as well as products, features, and functionality that we may introduce in the future, may not be widely accepted by our customers and users or may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and users and to increase our revenue will depend on our ability to successfully create new products, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing platform or develop and introduce new and unproven products, including technologies with which we have little or no prior development or operating experience. These new products and updates may not perform as expected, have attracted and may in the future attract negative attention if they involve technologies with heightened public interest, may fail to engage, retain, and increase our base of customers and users or may create lag in adoption of such new products. New products may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such products to new and existing customers. The short- and long-term impact of any major change to our products, or the introduction of new products, is particularly difficult to predict. If new or enhanced products, including those incorporating AI features, fail to engage, retain, and increase our base of customers, or do not perform as expected, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such products, any of which may harm our business in the short term, long term, or both. In addition, our current platform, as well as products, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. For example, our cloud phone system, Zoom Phone, is a PBX phone solution that requires us to compensate carriers that operate the PSTN. As a result, a portion of the payments that we will receive from customers who will use our Zoom Phone product will be allocated towards compensating these telephone carriers, which lowers our margins for Zoom Phone as compared to our other products. In addition, new products that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new products. If this trend continues with our new and existing products, including Zoom Phone, it could harm our business.
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
The OECD has also been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during our fiscal year ended January 31, 2025, and the remaining rules becoming effective for our fiscal year ending January 31, 2026, or in later periods. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.

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

Risks Related to Laws and Regulations
The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters could harm, and has in the past harmed, our reputation and business and subject us to significant fines and liability.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, and financial information. Our data processing activities subject us to numerous privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we are required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws when we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Several states and foreign jurisdictions have enacted statutes imposing obligations on businesses collecting or processing biometric information. For example, Illinois’ Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information and provides for substantial penalties and statutory damages. The Federal Trade Commission (“FTC”), has indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation, mass arbitration demands, and regulatory attention.
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
We also market to customers in Asia and have operations in Japan, Singapore and India, and may be subject to new and emerging privacy, data protection, and information security regimes in the region, including Japan’s Act on the Protection of

Personal Information, Singapore’s Personal Data Protection Act, and India's new privacy legislation, the Digital Personal Data Protection Act.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions have in the past and may continue to adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clause, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms can be subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States.
If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the United States. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements.
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

Artificial Intelligence
Our development and use of AI technologies is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of technology featuring AI. For example, the EU's AI Act enters in phases this year and will have a direct effect across all EU jurisdictions. The EU AI Act and other similar laws, if implemented and if applicable, could impose onerous obligations related to the use of AI-related systems. Obligations on AI may make it harder for us to conduct our business using, or build products incorporating, AI, require us to change our business practices, require us to retrain our algorithms, require us to disclose or provide greater transparency regarding the nature of our AI tools and the data we have employed to train them, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI. If we do not develop or incorporate AI in a manner consistent with these factors, and consistent with customer expectations, it has in the past and may in the future result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.
Laws Relating to Minors
Additionally, regulators are increasingly scrutinizing companies that process minors' data and/or provide online services or other interactive platforms used by minors. Numerous laws, regulations, and legally-binding codes, such as the Children’s

Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, the EU's Digital Services Act ("DSA"), the UK's Online Safety Act ("OSA") and the UK Age Appropriate Design Code, impose various obligations on companies that process minors' data and/or provide online services, or other interactive platforms used by children, including prohibiting showing minors advertising, requiring age verification, limiting the use of minors’ personal information, requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. These laws may, and in some cases already have been subject to legal challenges and changing interpretations which may further complicate our efforts to comply with laws applicable to us. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). In particular, COPPA is a U.S. Federal law that applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting personal information from U.S. children under the age of 13. We provide video communications and collaboration services to schools, school districts, and school systems to support traditional, virtual, and hybrid classrooms, distance learning, educational office hours, guest lectures, and other services. As part of these services, Zoom may be used by students, including students under the age of 13, and we collect personal information from such students on behalf of our school subscribers. School subscribers must contractually consent to Zoom’s information practices on behalf of students, prior to students using the services. If we fail to accurately anticipate the application, interpretation, or legislative expansion of these laws, regulations, and legally-binding codes, we could be subject to governmental enforcement actions, data processing restrictions, litigation, fines and penalties, adverse publicity or loss of customers. Moreover, as a result of any such failures, we could be in breach of our K-12 school customer contracts, and our customers could lose trust in us, which could harm our reputation and business.
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
We are also subject to consumer protection laws that may affect our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade customers and attract new customers. For example, in September 2024, the FCC adopted new rules scheduled to take effect in 2027 that require video conferencing services to include features that expand accessibility requirements for consumers of our products and services. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties, or settlement expenses, which may result in harm to our business.
Industry Standards

In addition to privacy, data protection and information security laws, we are contractually subject to certain industry standards adopted by industry groups and may become subject to additional such obligations in the future. We also have certain privacy, data protection, information security obligations arising from the practices in our industry or of companies similar to us. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. If we fall below such industry standard or cannot comply with such contractual obligations, our reputation and business may be harmed. We also publish privacy policies, marketing materials, whitepapers and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, artificial intelligence and information security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business. As of the date hereof, in regard to the SEC matter, a tentative settlement of $18.0 million is now outstanding and remains subject to SEC approval. We do not know when these matters will be completed, including the SEC matter, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take.
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
Failure to Comply with our Obligations
Obligations related to privacy, data protection, information security, the use of AI, the provision of online services and other interactive platforms (and consumers' expectations regarding them) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and has and may continue to necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
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
The U.S. or foreign governments have taken and may in the future take administrative, legislative, or regulatory action, including imposing tariffs, that could materially interfere with our ability to sell products in certain countries. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the current administration or future administrations with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
Further, the U.S. Government has expressed concerns with the security of information and communications technology and services (“ICTS”) sourced from providers in China, Russia, and other jurisdictions. In May 2019, an executive order was issued invoking national emergency economic powers to implement a framework to regulate the acquisition or transfer of ICTS in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of

Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as China. Several aspects of this rule remain unclear including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
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
There have been various Congressional and executive efforts to eliminate or modify Section 230 of the Communications Act of 1934, enacted as part of the Communications Decency Act of 1996. Section 230 provides protection for providers of online service from liability for content produced by third parties and protects the right to engage in moderation of user content. The current administration and many members of Congress from both parties support the reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the FCC is considering a petition to adopt rules interpreting Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. No date has been set for a vote on that proposal, and the FCC has not released any document describing the rules that would be proposed. There is no schedule for action by the FCC on the petition. If Congress revises or repeals Section 230 or the FCC adopts rules, we may no longer be afforded the same level of protection offered by Section 230. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit that, if successful, would greatly limit the scope of Section 230. The U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, but future cases may not yield the same results and a recent decision by the U.S. Court of Appeals for the Third Circuit would limit the applicability of Section 230 to curated content. These various efforts to limit the protections provided by Section 230 would increase the risks faced by internet-based businesses, like Zoom, that rely on third-party content. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods, or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that it would review both the Florida and Texas decisions, and on July 1, 2024, the Court issued a decision returning both cases to the trial courts for additional analysis. The district court in Texas, on August 29, 2024, issued a decision staying some portions of the Texas law and allowing others to go into effect, relying on analysis under both Section 230 and the First Amendment, and on November 18, 2024, the Fifth Circuit issued an order setting parameters for the district court's consideration of the issues raised by the Supreme Court. The district court in Florida set a trial date in its case for June 2025. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. In addition, on August 27, 2024, the U.S. Court of Appeals for the Third Circuit issued a decision limiting the protections afforded by Section 230 in cases where a social media company curates user feeds to the extent that the feed becomes the speech of the company, reversing a trial court decision that immunized the company under Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. The Supreme Court currently is considering a challenge to the USF contribution rules that could affect how such contributions are collected from services providers like us. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
As described above, the FCC has reinstated its prior network neutrality regulations, but the FCC order was reversed by the Sixth Circuit Court of Appeals. See Part 1A. Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform. Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
On December 13, 2023, the FCC adopted revised rules on reporting of breaches of private customer information, known as CPNI. The revised rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected and not requiring reporting in certain circumstances when customers are not harmed. The rules also require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies. These rules are not yet in effect and have been challenged in federal court. We cannot predict the impact of the new rules on our operations or business or whether they will be overturned in court.
The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and is considering proposed rules that would ban those companies from selling previously-authorized equipment or could prohibit the use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from such companies, we could be required to find new sources for similar equipment or replace existing equipment entirely.
State Regulation
State telecommunications regulation of Zoom Phone is generally preempted by the FCC. However, states are allowed to assess state USF contributions, E-911 fees, and other surcharges. A number of states require us to contribute to state USF and pay E-911 and other assessments and surcharges, while others are actively considering extending their programs to include the products we offer. The California Public Utilities Commission has adopted an order requiring VoIP providers like Zoom Phone to obtain authority to operate in that state. We generally pass USF, E-911 fees, and other surcharges through to our customers where we are permitted to do so, which may result in our products becoming more expensive. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to services like Zoom Phone. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could harm our business.
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
We protect our intellectual property through patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other proprietary rights of others. Some companies, including some of our competitors, own large numbers of patents, as well as valuable copyrights and trademarks, which they may use to assert claims against us. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our use of intellectual property, our business practices, and our platform. While we intend to defend these lawsuits vigorously and believe that we have valid defenses to these claims, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from subscribing to our services, which would harm our business. Furthermore, with respect to these lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with certain larger customers include certain provisions for indemnifying them against liabilities if our services infringe a third party’s intellectual property rights, which could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.
We primarily rely and expect to continue to rely on a combination of patent, trademark and domain name protection, trademark and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost, diminished or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our intellectual property or proprietary rights; third parties may challenge our intellectual property or proprietary rights; our pending and future patent, trademark, and copyright applications may not be approved; and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may develop similar technologies or processes, or independently discover our trade secrets, in which case we would not be able to assert our trade secret rights. Further, the laws of certain foreign countries do not provide the same level of intellectual property protection of corporate proprietary information and assets such as rights to patents, copyrights, trademarks, trade secrets, know-how, and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.
We have incorporated, and may in the future incorporate, third-party open source software (including our open source AI models) in our technologies. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users who use, distribute or make available across a network software and services that include open source software to offer aspects of the technology that incorporates the open source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose our source code that incorporates or is a modification of such licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business. Furthermore, with respect to our use of third party open source AI models, some licenses to third party open source AI models contain additional use restrictions pertaining to research-only limitations or, in some cases, vague notions of responsible uses for the AI models, which may not in all instances comport with our business practices.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2025, the holders of our outstanding Class B common stock held 61.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 57.0% of such voting power in the aggregate. As of January 31, 2025, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.2% of our outstanding capital stock but controlled approximately 31.8% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
There is an increasing focus from regulators, investors, customers and other stakeholders concerning environmental, social and governance matters. To the extent we share information about our practices in this area, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. In addition, we may communicate related goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these initiatives or achieve these goals may be dependent on external factors outside our control. Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.
Climate change may have an impact on our business.
There are inherent climate-related risks wherever business is conducted. We have a global workforce, and operate in leased office spaces and data centers, and the short, medium and long term climate impacts to our business are unclear.

Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events to infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
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
We have implemented cybersecurity risk management processes that include, for example, vulnerability assessments, application security assessments, penetration testing, third party security assessments, security audits, and ongoing risk assessments. In addition, we have implemented certain technical, physical, and organizational safeguards designed to mitigate material risks from cybersecurity threats, including, for example, depending on the environment or system: information security policies and standards, data protection policies and standards, security training and awareness campaigns, information protection processes, and systems monitoring for cybersecurity threats. We have also implemented an Incident Response Plan and procedures that provide us with a framework for responding to cybersecurity incidents. The Incident Response Plan and procedures provide protocols for incident evaluation, including the use of third-party service providers, processes for notification, and internal escalation of information to our senior management and the appropriate Board committee(s), all as appropriate depending on the nature of the incident. The Incident Response Plan is reviewed and updated, as necessary, under the leadership of Zoom’s Chief Information Security Officer (“CISO”).
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
We have a third party risk management program designed to oversee, identify, and mitigate material risks from cybersecurity threats associated with our use of third-party service providers. We perform risk-based due diligence and ongoing monitoring of third parties, which may include, for example: reviewing the third party’s relevant security audits and assessments, conducting our own security assessments, and imposing contractual obligations related to information security.
As of the date of this Annual Report on Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the risk factor titled "Our security measures, and those of the third parties with whom we work, have been compromised in the past and may be compromised in the future. If our security measures are compromised in the future or if our information technology fails, this could harm our reputation, expose us to significant fines and liability, impair our sales, and harm our business. In addition, our products and services may be perceived as not being secure. This perception may result in customers and users curtailing or ceasing their use of our products, us incurring significant liabilities, and our business being harmed" in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. As outlined in its committee charter, the Cybersecurity Risk Management Committee of the Board (“Cybersecurity Risk Committee”) assists the Board in fulfilling its oversight responsibility. Our CISO, Michael Adams, leads the team responsible for implementing and maintaining our information security program and reports directly to the Chief Operating Officer (“COO”), who reports directly to our Chief Executive Officer (“CEO”). Mr. Adams is a graduate of the United States Naval Academy and brings nearly 30 years of security and leadership experience, including serving as Deputy General Counsel of NATO's International Security Assistance Force Joint Command, Deputy General Counsel of the United States' Military's Pacific Command, and Deputy

General Counsel for two Chairmen of the Joint Chiefs of Staff of the United States, as well as an executive at a leading technology company. Mr. Adams previously served as Zoom's Chief Counsel to the COO and CISO.
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
Holders of Record
As of January 31, 2025, we had 52 holders of record of our Class A common stock and 12 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from January 31, 2020 through January 31, 2025 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on January 31, 2020 and the reinvestment of dividends. The graph uses the closing market price on January 31, 2020 of $76.30 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$700
$600
$500
$400
$300
$200
$100
$—
$289
$142
$114
Jan-20
Apr-20
Jul-20
Oct-20
Jan-21
April-21
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
Apr-23
Jul-23
Oct-23
Jan-24
Apr-24
Jul-24
Oct-24
Jan-25
ZM
RUT
IXCO

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended January 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
November 1 - 30, 2024	333,702	$80.65	333,702	$1,933,775
December 1 – 31, 2024	1,986,422	$84.50	1,986,422	$1,765,925
January 1 – 31, 2025	1,961,501	$81.47	1,961,501	$1,606,122
Total	4,281,625	$82.81	4,281,625	$1,606,122

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
Overview
Zoom Workplace with AI Companion is an open, AI-first work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes Zoom Meetings, Zoom Phone, Zoom Team Chat, and Zoom Docs, and more, all powered by AI to improve productivity, collaboration, and business outcomes.
We strive to simplify the workday with tools that drive meaningful team collaboration and customer engagement. Zoom Workplace, our AI-driven platform, supports businesses by providing an open, scalable solution for communication and collaboration. This includes Zoom Contact Center, Zoom Revenue Accelerator, and Zoom Events, which empower sales, marketing, and customer experience teams to foster stronger customer relationships.
AI is core to Zoom’s product innovation. In fiscal year 2025, Zoom continued to invest in AI and focused on three key areas regarding AI: supporting individual productivity, powering better collaboration, and helping customer-facing teams deliver meaningful business value and delight to their customers. Our federated approach to AI enables users to leverage multiple AI models (including those from OpenAI, Anthropic, and Meta), making AI more accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
Zoom’s platform prioritizes security and privacy, with 32 co-located data centers globally and robust encryption. We are committed to delivering high-quality, real-time video, even in low-bandwidth conditions, while safeguarding our customers' data.
Revenue is driven by subscriptions to Zoom Workplace and Zoom Business Services. Our core offerings include Zoom Workplace Pro, Business, and Enterprise bundles, with vertical-specific plans for Education, Healthcare, and Government. We also offer Zoom Phone, with regional and global calling plans designed to meet diverse customer needs.
Our revenue was $4,665.4 million, $4,527.2 million, and $4,393.0 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively, representing year-over-year growth of 3.1% and 3.1%, respectively. We had net income of $1,010.2 million, $637.5 million, and $103.7 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Net cash provided by operating activities was $1,945.3 million, $1,598.8 million, and $1,290.3 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment including geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and foreign currency exchange rate volatility continues to create uncertainty in demand for subscriptions to our unified communications and collaboration platform. These factors, along with responses by central banks and government policies, have placed pressure on consumer and business behavior, leading to elongated sales cycles and increased scrutiny of IT budgets among existing and potential customers. For the fiscal year ended January 31, 2025, compared to the fiscal year ended January 31, 2024, we experienced continued growth in total revenue and revenue from Enterprise customers. However, several factors have impacted and may continue to impact our growth rate, such as higher market penetration, increased competition, and the maturation of our business, among others.
While we have seen improvement in the macroeconomic environment in recent periods, we continue to monitor the potential effects of these circumstances as well as the overall global economy and geopolitical landscape on our business and financial results, as well as the overall global economy. The implications of macroeconomic conditions on our business, results of operations, and overall financial position, particularly in the long term, remain uncertain.
Refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussions of the potential impacts of the current macroeconomic conditions on our business.

Key Factors Affecting Our Performance
Acquiring New Customers
We are focused on continuing to grow the number of customers who use Zoom Workplace and Zoom Business Services. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Over the past few years, macroeconomic headwinds have resulted in slower hiring and higher seat count downsells from our existing Enterprise customers in key markets that has impacted the rate of expansion and have caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent. Despite the decline in our rate of expansion, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Contact Center, and Workvivo. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 59.0%, 57.9% and 54.8% of total revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12 month net dollar expansion rate for Enterprise customers was 98%, 101%, and 115% as of January 31, 2025, 2024, and 2023, respectively.
Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-size businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 41.0%, 42.1%, and 45.2% of total revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.9%, 3.1%, and 3.4% per month for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of January 31, 2025, 2024, and 2023 the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 75.1%, 74.2% and 72.0% respectively.
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
Innovation and Expansion of Our Platform
We continue to invest resources to enhance the capabilities of Zoom Workplace and Zoom Business Services. For example, we have introduced a number of new products and enhancements, including Zoom AI Companion, Zoom Docs, and ongoing enhancements for Zoom Phone, Meetings, Zoom Rooms, Sessions, Webinars, Events, and Contact Center. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of January 31, 2025.
We recently announced several upcoming products, including Zoom Tasks, a custom AI Companion add-on, Zoom Workplace for Frontline Workers, and Zoom Workplace for Clinicians. The custom AI Companion add-on is designed to handle complex tasks across our platform by integrating data from multiple sources, including third-party apps. Zoom Workplace for Frontline Workers is an AI-powered mobile solution aimed at enhancing on-shift communications, task management, and insights for frontline employees and their managers. Zoom Workplace for Clinicians is designed to automate clinical workflows, leveraging healthcare AI to streamline clinical notes, reduce documentation overhead, and improve doctor-patient interactions. These products are expected to be generally available in the first half of 2025.
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
An E2EE option is available to free and paid Zoom customers globally who host meetings with up to 1,000 participants as well as on Zoom Phone for one-on-one calls on the same Zoom account. Zoom’s E2EE uses the same 256-bit AES-GCM encryption to encrypt real-time media in meetings during transit that supports standard Zoom Meetings, but with Zoom’s E2EE, the feature is designed so that the device of the meeting host, or originating caller in the case of Zoom Phone, as opposed to Zoom’s servers, generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants or call recipient. Additionally, Zoom’s post-quantum E2EE is now globally available for Zoom Workplace, specifically for Zoom Meetings and Zoom Phone, with support for Zoom Rooms coming soon. We believe that the launch of the new security enhancement makes Zoom the first UCaaS company to offer a post-quantum E2EE solution for video conferencing.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from the rest of the world (APAC and EMEA) represented 28.2%, 28.7%, and 30.5% of our total revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Number of Enterprise Customers
As Zoom continues to expand and evolve, we have seen an increasing overlap between our Enterprise and Online customer categories. Over time, customers with lower MRR are expected to move from Enterprise to Online as we optimize our sales strategies. While these moves do not have a material impact on other key business metrics, the number of customers between these two groups has become less meaningful as a key business metric. Therefore, beginning in the first quarter of fiscal year 2026, we will no longer report the number of Enterprise customers as a key business metric. However, we will continue to provide this metric in the appendix of our investor deck through the end of fiscal year 2026, which will be accessible on our investor relations website (investors.zoom.us).
Instead of using Enterprise customer count as an indicator of our performance, we believe that revenue from Enterprise customers and the number of customers contributing more than $100,000 in trailing 12 month revenue are better indicators of our ability to grow and scale with larger organizations. These metrics better reflect our progress in attracting and retaining high-value customers and scaling our business over time.

As of January 31, 2025, 2024, and 2023, we had approximately 192,600, 220,400, and 213,000 Enterprise customers, respectively. During the three months ended April 30, 2024, in order to enhance customer experience and improve efficiency, we transitioned approximately 26,800 Enterprise customers with lower MRR away from working with direct sales teams, resellers, or strategic partners. These customers are now considered Online customers and no longer included in our Enterprise customer total as of January 31, 2025. The impact of this transition did not have a material impact on the percentage of revenue from Enterprise and Online customers, net dollar expansion rate, or Online average monthly churn.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers who contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 31.0%, 29.2%, and 27.1% of total revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, 2024, and 2023, we had 4,088, 3,810, and 3,471 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,945,308	$1,598,836	$1,290,262
Less: purchases of property and equipment	(136,560)	(126,953)	(103,826)
Free cash flow (non-GAAP)	$1,808,748	$1,471,883	$1,186,436
Net cash used in investing activities	$(1,106,024)	$(1,183,689)	$(318,322)
Net cash (used in) provided by financing activities	$(1,028,077)	$60,186	$(936,942)

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Revenue	$4,665,433	$4,527,224	$4,392,960
Cost of revenue (1)	1,129,627	1,077,801	1,100,451
Gross profit	3,535,806	3,449,423	3,292,509
Operating expenses:
Research and development (1)	852,415	803,187	774,059
Sales and marketing (1)	1,427,384	1,541,307	1,696,590
General and administrative (1)	442,712	579,650	576,431
Total operating expenses	2,722,511	2,924,144	3,047,080
Income from operations	813,295	525,279	245,429
Gains (losses) on strategic investments, net	177,142	109,770	(37,571)
Other income, net	325,147	197,263	41,418
Income before provision for income taxes	1,315,584	832,312	249,276
Provision for income taxes	305,346	194,850	145,565
Net income	$1,010,238	$637,462	$103,711

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$124,561	$143,798	$174,546
Research and development	333,767	336,309	361,720
Sales and marketing	319,631	381,298	532,371
General and administrative	153,350	195,756	217,115
Total stock-based compensation expense	$931,309	$1,057,161	$1,285,752

	Year Ended January 31,
	2025	2024	2023

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	24.2%	23.8%	25.1%
Gross profit	75.8%	76.2%	74.9%
Operating expenses:
Research and development	18.3%	17.7%	17.6%
Sales and marketing	30.6%	34.0%	38.6%
General and administrative	9.5%	12.9%	13.1%
Total operating expenses	58.4%	64.6%	69.3%
Income from operations	17.4%	11.6%	5.6%
Gains (losses) on strategic investments, net	3.8%	2.4%	(0.9)%
Other income, net	7.0%	4.4%	1.0%
Income before provision for income taxes	28.2%	18.4%	5.7%
Provision for income taxes	6.5%	4.3%	3.3%
Net income	21.7%	14.1%	2.4%

Comparison of Fiscal Years Ended January 31, 2025 and 2024
Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Revenue	$4,665,433	$4,527,224	$138,209	3.1%
Revenue for the fiscal year ended January 31, 2025 increased by $138.2 million, or 3.1%, compared to the fiscal year ended January 31, 2024. The increase in revenue was due to a 5.2% increase in revenue from subscription services provided to Enterprise customers, of which 63.5% and 36.5% were from existing and new customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,129,627	$1,077,801	$51,826	4.8%
Gross profit	3,535,806	3,449,423	86,383	2.5%
Gross margin	75.8%	76.2%
Cost of revenue for the fiscal year ended January 31, 2025, increased by $51.8 million, or 4.8%, compared to the fiscal year ended January 31, 2024. The increase was primarily due to a $67.5 million increase in hosting and infrastructure costs, partially offset by a $17.4 million decrease in stock-based compensation and a $7.1 million decrease in restructuring costs as a result of the prior year restructuring plan. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin decreased to 75.8% for the fiscal year ended January 31, 2025 from 76.2% for the fiscal year ended January 31, 2024. The decrease in gross margin was mainly due to increased costs associated with the use of AI functionality along with the investments to upgrade our data center backbone.
Operating Expenses
Research and Development

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$852,415	$803,187	$49,228	6.1%
Research and development expense for the fiscal year ended January 31, 2025, increased by $49.2 million, or 6.1%, compared to the fiscal year ended January 31, 2024. The increase was driven by our continued investments in AI-first innovation, which consisted of a $39.4 million increase in payroll taxes and benefits partially offset by $19.6 million decrease in restructuring costs as a result of the prior year restructuring plan. The remaining increase is due to costs from AI-related software and facilities used in development.
Sales and Marketing

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$1,427,384	$1,541,307	$(113,923)	(7.4)%
Sales and marketing expense for the fiscal year ended January 31, 2025, decreased by $113.9 million, or 7.4%, compared to the fiscal year ended January 31, 2024. The decrease in sales and marketing expense was primarily due to a $53.5 million decrease in stock-based compensation expense, a $32.9 million decrease in restructuring costs as a result of the prior year restructuring plan, and a $29.2 million decrease in marketing spend.

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$442,712	$579,650	$(136,938)	(23.6)%
General and administrative expense for the fiscal year ended January 31, 2025, decreased by $136.9 million, or 23.6%, compared to the fiscal year ended January 31, 2024. The decrease in general and administrative expense was primarily due to a $39.4 million decrease in stock-based compensation expense, a $37.8 million decrease in litigation settlements, a $15.2 million decrease in bad debt expense, a $13.3 million decrease in restructuring costs as a result of the prior year restructuring plan; and a $5.4 million decrease in legal expenses.
Gains (Losses) on Strategic Investments, Net

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Gains (losses) on strategic investments, net	$177,142	$109,770	$67,372	61.4%
Gains on strategic investments, net, of $177.1 million and $109.8 million for the fiscal years ended January 31, 2025 and 2024, respectively, was primarily driven by unrealized gains from valuation changes on our publicly and privately held securities.
Other Income, Net

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$325,147	$197,263	$127,884	64.8%
Other income, net for the fiscal year ended January 31, 2025 increased by $127.9 million, or 64.8%, compared to the fiscal year ended January 31, 2024. The increase was mainly driven by an increase of $130.5 million in investment yield from cash and marketable securities.

Provision for Income Taxes

	Year Ended January 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$305,346	$194,850	$110,496	56.7%
Provision for income taxes for the fiscal year ended January 31, 2025 increased by $110.5 million, or 56.7%, compared to the fiscal year ended January 31, 2024. The change in income taxes was primarily due to an increase in income before taxes, increases in non-deductible compensation and other permanent items, and a reduction in tax shortfalls on stock-based compensation for the fiscal year ended January 31, 2025. See Part II, Item 8, Note 12 “Income Taxes” to the consolidated financial statements in this Annual Report for further information.
For a discussion of the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.8 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We have financed our operations primarily through income from operations and sales of equity securities. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, macroeconomic factors, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and the fluctuations in foreign currency exchange rates. These factors and other risks detailed in the section titled “Risk Factors” could impact the timing of cash collections from our customers. However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our material cash requirements from known contractual and other obligations primarily relate to our leases for office space and equipment, as well as non-cancelable purchase obligations. Expected timing of those payments are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$69,243	$27,171	$29,529	$12,303	$240
Non-cancelable purchase obligations	470,102	236,451	227,497	6,154	—
Total contractual obligations	$539,345	$263,622	$257,026	$18,457	$240
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Refer to the “Future minimum lease payments” table in Note 7, “Operating Leases” and “Non-cancelable Purchase Obligations” in Note 9, “Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more details.
We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Part II, Item 8, Note 11, “Income Taxes” to the consolidated financial statements in this Annual Report for a discussion of income taxes.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$1,945,308	$1,598,836	$1,290,262
Net cash used in investing activities	$(1,106,024)	$(1,183,689)	$(318,322)
Net cash (used in) provided by financing activities	$(1,028,077)	$60,186	$(936,942)
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
Net cash provided by operating activities was $1,945.3 million for the fiscal year ended January 31, 2025, compared to $1,598.8 million for the fiscal year ended January 31, 2024. The increase in operating cash flow was mainly driven by higher net income year over year.
Investing Activities
Net cash used in investing activities of $1,106.0 million for the fiscal year ended January 31, 2025 was due to net purchases of marketable securities of $964.3 million, purchases of property and equipment of $136.6 million, and purchases of strategic investments of $18.5 million, partially offset by proceeds from strategic investments of $13.4 million.
Net cash used in investing activities of $1,183.7 million for the fiscal year ended January 31, 2024 was due to net purchases of marketable securities of $951.4 million, cash paid for acquisition, net of cash acquired, of $204.9 million, purchases of property and equipment of $127.0 million, and purchases of strategic investments of $70.5 million, partially offset by proceeds from strategic investments of $170.1 million.
Financing Activities
Net cash used in financing activities of $1,028.1 million for the fiscal year ended January 31, 2025 was due to cash paid for repurchases of common stock of $1,093.9 million, partially offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $54.0 million, proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $7.2 million, and proceeds from the exercise of stock options of $4.6 million.
Net cash provided by financing activities of $60.2 million for the fiscal year ended January 31, 2023 was due to proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $54.1 million and proceeds from the exercise of stock options of $10.2 million, partially offset by proceeds from employee equity transactions remitted to employees and tax authorities, net, of $4.1 million.
For a discussion of the fiscal year ended January 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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

During the fiscal year ended January 31, 2025, we repurchased and subsequently retired 15,888,316 shares of our Class A common stock for an aggregate amount of $1.1 billion.
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
We believe that of our significant accounting policies, which are described in Part II, Item 8, Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements in this Annual Report, the following critical estimates involve a greater degree of judgment and complexity.
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
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. As of January 31, 2025, no impairment of goodwill has been identified.

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
We assess our privately held debt and equity securities strategic investment portfolio quarterly for indicators for impairment. Our impairment analysis encompasses a qualitative assessment that evaluates key factors including but not limited to the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.
The privately held debt and equity securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in the value of that overall company. An immediate decrease of 10% in enterprise value of our largest privately held equity securities held as of January 31, 2025 would not have had a material impact on the value of our investment portfolio.
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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in Australia, China, Europe and the United States. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the fiscal year ending January 31, 2025, 2024 and 2023, 19.3% , 19.3% and 20.0% of our revenue, respectively and 16.4%, 13.7% and 10.8% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2025, 2024, and 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1.3 billion and marketable securities of $6.4 billion as of January 31, 2025. Cash and cash equivalents consist of bank deposits, money market funds and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2025, 2024, and 2023.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Zoom Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Communications, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes and financial statement schedule II: valuation and qualifying accounts(collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $4,665 million of revenue for the year ended January 31, 2025.

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

San Francisco, California
February 28, 2025

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,349,380	$1,558,252
Marketable securities	6,442,329	5,404,233
Accounts receivable, net of allowances of $22,078 and $32,371 as of January 31, 2025 and 2024, respectively	495,228	536,078
Deferred contract acquisition costs, current	188,358	208,474
Prepaid expenses and other current assets	200,679	219,182
Total current assets	8,675,974	7,926,219
Deferred contract acquisition costs, noncurrent	123,464	138,724
Property and equipment, net	330,475	293,704
Operating lease right-of-use assets	55,900	58,975
Strategic investments	591,481	409,222
Goodwill	307,295	307,295
Deferred tax assets	749,759	662,177
Other assets, noncurrent	154,073	133,477
Total assets	$10,988,421	$9,929,793
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,345	$10,175
Accrued expenses and other current liabilities	558,562	500,164
Deferred revenue, current	1,336,387	1,251,848
Total current liabilities	1,903,294	1,762,187
Deferred revenue, noncurrent	17,274	18,514
Operating lease liabilities, noncurrent	37,406	48,308
Other liabilities, noncurrent	95,363	81,378
Total liabilities	2,053,337	1,910,387
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2025 and 2024; 263,113,866 and 260,896,822 shares issued and outstanding as of January 31, 2025 and 2024, respectively; 300,000,000 Class B shares authorized as of January 31, 2025 and 2024; 42,626,998 and 46,661,531 shares issued and outstanding as of January 31, 2025 and 2024, respectively	305	307
Additional paid-in capital	5,130,271	5,228,756
Accumulated other comprehensive income	4,990	1,063
Retained earnings	3,799,518	2,789,280
Total stockholders’ equity	8,935,084	8,019,406
Total liabilities and stockholders’ equity	$10,988,421	$9,929,793
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue	$4,665,433	$4,527,224	$4,392,960
Cost of revenue	1,129,627	1,077,801	1,100,451
Gross profit	3,535,806	3,449,423	3,292,509
Operating expenses:
Research and development	852,415	803,187	774,059
Sales and marketing	1,427,384	1,541,307	1,696,590
General and administrative	442,712	579,650	576,431
Total operating expenses	2,722,511	2,924,144	3,047,080
Income from operations	813,295	525,279	245,429
Gains (losses) on strategic investments, net	177,142	109,770	(37,571)
Other income, net	325,147	197,263	41,418
Income before provision for income taxes	1,315,584	832,312	249,276
Provision for income taxes	305,346	194,850	145,565
Net income	1,010,238	637,462	103,711
Undistributed earnings attributable to participating securities	—	—	(7)
Net income attributable to common stockholders	$1,010,238	$637,462	$103,704
Net income per share attributable to common stockholders:
Basic	$3.28	$2.12	$0.35
Diluted	$3.21	$2.07	$0.34
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	307,981,971	300,748,162	296,560,501
Diluted	315,069,582	308,519,897	304,231,350
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net income	$1,010,238	$637,462	$103,711
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(1,205), $(15,501), and $9,834 during the fiscal years ended January 31, 2025, 2024 and 2023, respectively	3,927	51,448	(32,483)
Comprehensive income	$1,014,165	$688,910	$71,228
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	299,037,805	$299	$3,749,514	$(17,902)	$2,048,107	$5,780,018
Issuance of common stock upon exercise of stock options	1,299,758	1	8,814	—	—	8,815
Issuance of common stock upon release of restricted stock units	3,977,915	4	(4)			—
Repurchase of common stock	(11,170,907)	(11)	(999,992)	—	—	(1,000,003)
Issuance of common stock for employee stock purchase plan	678,279	1	53,709	—	—	53,710
Stock-based compensation expense	—	—	1,292,839	—	—	1,292,839
Other comprehensive loss	—	—	—	(32,483)	—	(32,483)
Net income	—	—	—	—	103,711	103,711
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,464,158	1	10,194	—	—	10,195
Issuance of common stock upon release of restricted stock units	11,349,453	11	(11)	—	—	—
Issuance of common stock for employee stock purchase plan	921,892	1	54,096	—	—	54,097
Stock-based compensation expense	—	—	1,059,597	—	—	1,059,597
Other comprehensive income	—	—	—	51,448	—	51,448
Net income	—	—	—	—	637,462	637,462
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	908,844	1	4,618	—	—	4,619
Issuance of common stock upon release of restricted stock units	12,095,006	12	(12)	—	—	—
Repurchase of common stock, including excise tax	(15,888,316)	(16)	(1,095,102)	—	—	(1,095,118)
Issuance of common stock for employee stock purchase plan	1,066,977	1	54,007	—	—	54,008
Stock-based compensation expense	—	—	938,004	—	—	938,004
Other comprehensive income	—	—	—	3,927	—	3,927
Net income	—	—	—	—	1,010,238	1,010,238
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,010,238	$637,462	$103,711
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	931,309	1,057,161	1,285,752
Deferred income taxes	(90,551)	(116,679)	(160,961)
Amortization of deferred contract acquisition costs	282,103	270,701	259,368
(Gains) losses on strategic investments, net	(177,142)	(109,770)	37,571
Depreciation and amortization	122,632	104,451	82,321
Provision for accounts receivable allowances	20,022	35,244	50,285
Unrealized foreign exchange losses	17,165	12,259	13,266
Non-cash operating lease cost	24,066	21,066	28,933
Amortization of discount/premium on marketable securities	(71,636)	(50,770)	1,206
Other	4,048	(7,670)	1,647
Changes in operating assets and liabilities:
Accounts receivable	26,640	53,270	(231,845)
Prepaid expenses and other assets	(17,114)	(71,247)	(18,066)
Deferred contract acquisition costs	(246,727)	(214,657)	(298,629)
Accounts payable	(3,133)	(4,416)	11,611
Accrued expenses and other liabilities	62,277	51,974	20,530
Deferred revenue	79,995	(46,719)	127,401
Operating lease liabilities, net	(28,884)	(22,824)	(23,839)
Net cash provided by operating activities	1,945,308	1,598,836	1,290,262
Cash flows from investing activities:
Purchases of marketable securities	(4,622,104)	(4,083,968)	(2,849,121)
Maturities of marketable securities	3,610,274	3,131,419	2,835,196
Sales of marketable securities	47,482	1,191	—
Purchases of property and equipment	(136,560)	(126,953)	(103,826)
Purchases of strategic investments	(18,500)	(70,527)	(69,050)
Proceeds from strategic investments	13,384	170,067	300
Cash paid for acquisition, net of cash acquired	—	(204,918)	(120,553)
Purchases of intangible assets	—	—	(11,268)
Net cash used in investing activities	(1,106,024)	(1,183,689)	(318,322)
Cash flows from financing activities:
Cash paid for repurchases of common stock	(1,093,878)	—	(1,000,003)
Proceeds from issuance of common stock for employee stock purchase plan	54,008	54,097	53,710
Proceeds from exercise of stock options	4,619	10,195	8,577
Proceeds from employee equity transactions to be remitted (remitted) to employees and tax authorities, net	7,174	(4,106)	774
Net cash (used in) provided by financing activities	(1,028,077)	60,186	(936,942)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15,170)	(10,196)	(8,108)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(203,963)	465,137	26,890
Cash, cash equivalents, and restricted cash—beginning of year	1,565,380	1,100,243	1,073,353
Cash, cash equivalents, and restricted cash—end of year	$1,361,417	$1,565,380	$1,100,243

Supplemental disclosures of cash flow information
Cash paid for income taxes, net	$395,401	$348,129	$309,084
Supplemental disclosures of non-cash investing and financing information
Purchase of equipment during the period included in accounts payable and accrued expenses	$20,393	$16,206	$11,946
Excise tax on share repurchases included in accrued expenses	$1,240	$—	$—
Vesting of early exercised stock options	$—	$—	$238

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,349,380	$1,558,252	$1,086,830
Restricted cash, current included in prepaid expenses and other current assets	12,037	6,874	13,141
Restricted cash, noncurrent included in other assets, noncurrent	—	254	272
Total cash, cash equivalents, and restricted cash	$1,361,417	$1,565,380	$1,100,243
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides an open, AI-first work platform for human connection. Our culture of delivering happiness drives our mission and values and is fundamental to everything we do at Zoom. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2025, for example, refer to the fiscal year ended January 31, 2025.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Zoom Communications, Inc., its subsidiaries, and a variable interest entity for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
No single customer accounted for more than 10% of accounts receivable at January 31, 2025 or 2024. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2025, 2024, or 2023.
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
As of January 31, 2025 and 2024, we had $12.0 million and $6.9 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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
Accounts receivable, net

Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of January 31, 2025	As of January 31, 2024
	(in thousands)

Accounts receivable, gross	$517,306	$568,449
Less: Allowance for credit losses	(17,262)	(25,916)
Less: Other reserves	(4,816)	(6,455)
Accounts receivable, net	$495,228	$536,078
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are classified as general and administrative expense in the consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and adjust based upon our expectations of changes in macroeconomic conditions that may impact the collectibility of outstanding receivables, including noncurrent accounts receivable. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period. Other reserves generally represent a reduction of accounts receivable with an offsetting reduction to deferred revenue.
For the fiscal year ended January 31, 2025, our assessment took into account recent changes in macroeconomic conditions such as inflation pressures, fluctuations in foreign currency exchange rates, and uncertain environments, which may impact our estimates of credit and collectibility trends. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2025.

	January 31, 2025	January 31, 2024

	(in thousands)
Balance as of beginning of year	$25,916	$24,900
Provision for credit losses	22,198	47,267
Write-offs	(30,852)	(46,251)
Balance as of end of year	$17,262	$25,916
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
On a quarterly basis, we assess our privately held debt and equity securities in our strategic investment portfolio for indicators for impairment. For the fiscal years ended January 31, 2025, 2024, and 2023, we recognized an immaterial amount of impairment to our privately held debt and equity securities.
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
Software Development Costs
We capitalize certain development costs related to our unified communications and collaboration platform during the application development stage as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We have capitalized $14.9 million, $8.1 million, and $18.0 million of software development costs during the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended January 31, 2025, 2024, or 2023.
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
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2025 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination, such as domains and intellectual property addresses. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal year ended January 31, 2025.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $50.8 million, $56.5 million, and $64.7 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Stock-Based Compensation
Stock-based compensation expense related to stock awards with only service conditions, including stock options, RSUs, and ESPP, are measured based on the fair value of the awards granted and recognized as an expense on a straight-line basis over the requisite service period. For RSU’s with service and performance conditions, expense is recognized over the requisite service period if it is probable the performance condition will be achieved. The probability of achievement is assessed quarterly, and the effect of any change in the estimated number of performance-based awards expected to vest is recognized in the period those estimates are revised as a cumulative catch-up adjustment to stock-based compensation expense.
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
We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management's expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted the ASU as of February 1, 2024, and applied the amendments in this Update retrospectively to all prior periods presented in these financial statements. Our adoption resulted in the addition of a note to consolidated financial statements, “14. Segment Information.”
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to improve financial reporting by requiring additional disclosure about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact from the adoption of this ASU on our consolidated financial statements.

2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2025		2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$3,351,286	71.8%	$3,228,914	71.3%	$3,054,172	69.5%
APAC	571,443	12.2%	571,596	12.6%	590,512	13.4%
EMEA	742,704	16.0%	726,714	16.1%	748,276	17.1%
Total	$4,665,433	100.0%	$4,527,224	100.0%	$4,392,960	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the consolidated balance sheets was $118.5 million and $124.8 million as of January 31, 2025 and 2024, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent on the consolidated balance sheets was immaterial as of January 31, 2025 and 2024.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2025, 2024, and 2023 that was included in deferred revenue at the beginning of each period was $1,249.8 million, $1,257.4 million, and $1,140.7 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,801.9 million, which consists of both billed consideration in the amount of $1,353.7 million and unbilled consideration in the amount of $2,448.2 million that we expect to recognize as revenue. We expect to recognize 59% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract are amortized over an estimated period of benefit of three years, which is typically greater than the contractual terms of the customer contracts. Generally, we do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Amortization of deferred contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2025	2024

	(in thousands)
Beginning balance	$347,198	$403,241
Additions to deferred contract acquisition costs	246,727	214,657
Amortization of deferred contract acquisition costs	(282,103)	(270,700)
Ending balance	$311,822	$347,198
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$188,358	$208,474
Deferred contract acquisition costs, noncurrent	123,464	138,724
Total deferred contract acquisition costs	$311,822	$347,198

3.    Investments
Marketable Securities
As of January 31, 2025 and 2024, our marketable securities consisted of the following:

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$20,841	$—	$—	$20,841
Agency bonds	1,173,518	1,609	(643)	1,174,484
Corporate and other debt securities	719,145	2,069	(419)	720,795
U.S. government agency securities	4,412,730	8,449	(5,249)	4,415,930
Treasury bills	110,237	43	(1)	110,279
Marketable securities	$6,436,471	$12,170	$(6,312)	$6,442,329

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$41,564	$—	$—	$41,564
Agency bonds	1,667,601	2,426	(3,344)	1,666,683
Corporate and other debt securities	663,122	1,161	(1,124)	663,159
U.S. government agency securities	3,003,224	7,859	(6,241)	3,004,842
Treasury bills	27,992	—	(7)	27,985
Marketable securities	$5,403,503	$11,446	$(10,716)	$5,404,233
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $6.2 million and $6.0 million as of January 31, 2025 and 2024, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were immaterial as of January 31, 2025 and $4.8 million as of January 31, 2024. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the fiscal years ended January 31, 2025, 2024, and 2023.

The following table presents the contractual maturities of our marketable securities as of January 31, 2025 and 2024:

	As of January 31,
	2025	2024

	(in thousands)
Less than one year	$3,534,014	$2,883,598
Due in one to five years	2,908,315	2,520,635
Total	$6,442,329	$5,404,233
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$35,280	$452,160	$99,591	$587,031
Debt securities	4,450	—	—	4,450
Strategic investments	$39,730	$452,160	$99,591	$591,481
Strategic investments by form and measurement category as of January 31, 2024 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$23,160	$285,509	$96,725	$405,394
Debt securities	3,828	—	—	3,828
Strategic investments	$26,988	$285,509	$96,725	$409,222
During the fiscal year ended January 31, 2025, we recorded net unrealized gains of $151.4 million on our investments accounted for under the measurement alternative method, mainly driven by changes in the fair value, sales of investments, along with dividends received from these investments.

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$825,044	$825,044	$—	$—
Treasury bills	17,965	—	17,965	—
Agency Bonds	23,992	—	23,992	—
Cash equivalents	867,001	825,044	41,957	—
Commercial paper	20,841	—	20,841	—
Agency bonds	1,174,484	—	1,174,484	—
Corporate and other debt securities	720,795	—	720,795	—
U.S. government agency securities	4,415,930	—	4,415,930	—
Treasury bills	110,279	—	110,279	—
Marketable securities	6,442,329	—	6,442,329	—
Publicly held equity securities included in strategic investments	35,280	35,280	—	—
Privately held debt securities included in strategic investments	4,450	—	—	4,450
Total financial assets	$7,349,060	$860,324	$6,484,286	$4,450

	As of January 31, 2024
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$851,100	$851,100	$—	$—
Treasury bills	100,629	—	100,629	—
Corporate debt securities	2,715	—	2,715	—
U.S. government agency securities	20,155	—	20,155	—
Cash equivalents	974,599	851,100	123,499	—
Commercial paper	41,564	—	41,564	—
Agency bonds	1,666,683	—	1,666,683	—
Corporate and other debt securities	663,159	—	663,159	—
U.S. government agency securities	3,004,842	—	3,004,842	—
Treasury bills	27,985	—	27,985	—
Marketable securities	5,404,233	—	5,404,233	—
Certificates of deposit included in other assets, noncurrent	254	—	254	—
Publicly held equity securities included in strategic investments	23,160	23,160	—	—
Privately held debt securities included in strategic investments	3,828	—	—	3,828
Total financial assets	$6,406,074	$874,260	$5,527,986	$3,828
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
At the date of the acquisition, the developed technology and customer relationships both had an estimated useful life of 5.0 years, and both are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology and customer relationships is recorded within cost of revenue and sales and marketing expense, respectively, within the consolidated statements of operations. As of January 31, 2025, the developed technology and customer relationships both had a remaining useful life of 3.2 years.
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
6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2025	2024

	(in thousands)
Prepaid expenses	166,924	188,259
Restricted cash	12,037	6,874
Other	21,718	24,049
Prepaid expenses and other current assets	$200,679	$219,182
Property and Equipment, Net
Property and equipment consisted of the following:

	As of January 31,
	2025	2024

	(in thousands)
Servers	$427,664	$340,868
Software	123,259	95,409
Computer and office equipment	47,021	44,571
Leasehold improvements	54,885	43,981
Furniture and fixtures	5,767	5,192
Property and equipment, gross	658,596	530,021
Less: accumulated depreciation and amortization	(328,121)	(236,317)
Property and equipment, net	$330,475	$293,704
Depreciation and amortization expense was $109.1 million, $91.9 million, and $77.0 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2025	2024

	(in thousands)
Accounts receivable, noncurrent	$19,266	$26,099
Intangible assets subject to amortization, net	33,410	46,935
Indefinite-lived intangible assets	25,239	25,239
Prepaid expense, noncurrent	52,156	23,351
Income tax receivable, noncurrent	12,230	—
Other	11,772	11,853
Other assets, noncurrent	$154,073	$133,477
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2025	2024

	(in thousands)
Accrued expenses	$200,416	$173,993
Accrued compensation and benefits	193,110	185,128
Income tax liabilities	18,815	21,880
Sales and other non-income tax liabilities	41,755	35,460
Customer deposit liabilities	47,312	40,142
Operating lease liabilities, current	27,026	24,645
Other	30,128	18,916
Accrued expenses and other current liabilities	$558,562	$500,164
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2025	2024

	(in thousands)
Sales and other non-income tax liabilities	$41,517	$42,254
Long-term income tax liabilities	49,449	33,864
Other	4,397	5,260
Other liabilities, noncurrent	$95,363	$81,378

7.    Operating Leases
We have entered into various operating lease agreements for office space, with remaining contractual periods of up to five years. We also enter into equipment operating lease agreements related to our Hardware-as-a-Service (“HaaS”) offering. We elect to apply the lessor practical expedient per ASC 842 and account for HaaS with customers as a combined performance obligation with the right to access our unified communications and collaboration platform under ASC 606, Revenue from Contracts with Customers. HaaS was immaterial to our consolidated financial statements. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2025, 2024 and 2023 was $26.7 million, $24.9 million and $32.7 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2025, 2024 and 2023.
Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2025	2024
	(in thousands, except life and percentages)
Reported as:
Assets:
Operating lease right-of-use assets	$55,900	$58,975
Liabilities:
Accrued expenses and other current liabilities	$27,026	$24,645
Operating lease liabilities, noncurrent	37,406	48,308
Total operating lease liabilities	$64,432	$72,953

Weighted average remaining lease term	3.3 years	3.7 years
Weighted average discount rate	4.4%	4.1%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$31,197	$26,471	$27,120
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$21,760	$—	$13,857
As of January 31, 2025, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2025
(in thousands)
Year Ending January 31,
2026	$27,171
2027	18,017
2028	11,512
2029	9,658
2030	2,645
Thereafter	240
Total operating lease payments	$69,243
Less: imputed interest	(4,811)
Total operating lease liabilities	$64,432
8.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years:

	As of January 31,
	2025	2024
	(in thousands)
Balance, beginning of the year	$307,295	$122,641
Increase in goodwill related to business combinations	—	184,654
Balance, ending of the year	$307,295	$307,295
During the fiscal year ended January 31, 2024, we acquired Workvivo, and recorded goodwill of $184.7 million. See Note 5 for additional information related to the acquisition.
Intangibles
The following table summarizes intangible assets with a finite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

	(in thousands)
Customer relationships	$31,732	$(14,044)	$17,688	$31,732	$(7,684)	$24,048
Technology	26,959	(14,080)	12,879	26,959	(8,676)	18,283
Assembled workforce	7,034	(4,191)	2,843	7,034	(2,430)	4,604
Total	$65,725	$(32,315)	$33,410	$65,725	$(18,790)	$46,935

Intangible asset amortization expense was $13.5 million, $12.5 million, and $5.3 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

As of January 31, 2025
(in thousands)
Year Ending January 31,
2026	13,000
2027	12,088
2028	7,105
2029	1,217
2030	—
Thereafter	—
Total amortization expense	33,410
The following table summarizes intangible assets with an indefinite useful life included within other asset, noncurrent on the consolidated balance sheet:

	As of January 31,
	2025	2024
	(in thousands)
Domain and IP Addresses	$20,232	$20,232
Patents and trade names	5,007	5,007
Total	$25,239	$25,239
For the years ended January 31, 2025, 2024 and 2023, there were no intangible assets impairment losses.
9.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2025, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $236.5 million and non-cancelable purchase obligations with a term 12 months or longer of $233.7 million.
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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2025 and 2024, we recorded sales and other tax liabilities of $83.3 million and $77.7 million, respectively, of which $41.8 million and $35.5 million are included in accrued expenses and other current liabilities, respectively, and $41.5 million and $42.3 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.
Legal Proceedings
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. During the fiscal year ended January 31, 2025, we recorded an $18.0 million accrual with respect to a tentative settlement offer for the SEC matter that remains subject to SEC approval. We do not know when these matters will be completed, including the SEC matter, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We are unable to predict the ultimate outcome of these matters and are unable to reasonably estimate any range of possible loss beyond the $18.0 million settlement offer for the SEC matter.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that required defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint. On October 18, 2023, defendants filed their motion to dismiss the amended complaint. On December 22, 2023, plaintiff filed her opposition to the motion to dismiss, and on January 26, 2024, defendants filed their reply in support of the motion to dismiss. On April 1, 2024, the parties notified the court that the parties are engaged in good-faith, material settlement discussions, and requested that the court stay any proceedings and rulings in connection with the pending motion to dismiss while the parties attempt to reach a proposed resolution of this action. On April 2, 2024, the Court stayed the case. On January 14, 2025, the parties executed a Stipulation of Settlement (“Stipulation”) to resolve this matter. Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, Zoom agreed to enact certain corporate governance reforms and to pay plaintiff’s counsel a fee award of up to $1.35 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On January 16, 2025, plaintiff filed a motion for preliminary approval of the settlement. On February 6, 2025, the court held a hearing on the motion for preliminary approval of the settlement. We accrued the $1.35 million fee award and recorded it as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2025.
We are vigorously defending ourselves against these lawsuits. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, except as otherwise described above, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. The Stipulation and settlement remain subject to preliminary and final approval by the court. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. A hearing on the motion for preliminary approval was held on June 13, 2024, but the court has yet to enter a preliminary approval order. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2024.
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
We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2025	2024
Stock options outstanding	2,394,918	3,314,228
RSUs outstanding	23,870,513	26,040,557
ESPP purchase rights outstanding	2,311,567	2,086,604
Remaining shares available for future issuance under the 2011 and 2019 plan	56,022,675	50,559,254
Remaining shares available for future issuance under the ESPP	18,807,595	14,712,385
Total shares of Class A common stock reserved	103,407,268	96,713,028

Stock Repurchase Plan
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
During the fiscal year ended January 31, 2025, we repurchased and subsequently retired 15,888,316 shares of our Class A common stock for an aggregate amount of $1.1 billion. As of January 31, 2025, $1.6 billion of the repurchase authorization remained available.
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

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Outstanding as of January 31, 2024	3,314,228	$8.21	3.9	$189,921
Exercised	(908,844)	$5.08		$62,063
Canceled/forfeited/expired	(10,466)	$93.57
Outstanding and Exercisable as of January 31, 2025	2,394,918	$9.02	2.6	$187,284
There were no options granted for the fiscal years ended January 31, 2025, 2024 and 2023. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $62.1 million, $90.0 million, and $121.5 million during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2024	26,040,557	$83.14
Granted	13,811,816	$67.30
Vested	(12,095,006)	$85.54
Forfeited	(3,886,854)	$78.72
Unvested as of January 31, 2025	23,870,513	$73.48
As of January 31, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1,495.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.
For the fiscal year ended January 31, 2025, we granted 1.7 million RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.
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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2025, 2024, and 2023, 1,066,977, 921,892, and 678,279 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $36.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.
We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2025	2024	2023
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	28.4% - 43.3%	30.0% - 57.6%	57.6% - 64.6%
Risk-free interest rate	4.2% - 5.4%	4.6% - 5.4%	2.2% - 4.8%
Expected dividend yield	—	—	—
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$124,561	$143,798	$174,546
Research and development	333,767	336,309	361,720
Sales and marketing	319,631	381,298	532,371
General and administrative	153,350	195,756	217,115
Total stock-based compensation expense	931,309	1,057,161	1,285,752
Benefit from income taxes	(176,463)	(197,068)	(199,971)
Total stock-based compensation expense recorded to net income	$754,846	$860,093	$1,085,781

11.    Restructuring Activities
On February 7, 2023, we announced a restructuring plan (the “Plan”) intended to reduce operating costs and continue advancing our ongoing commitment to profitable growth. The Plan included a reduction of our then-current workforce by approximately 15%. The execution of the Plan was completed as of July 31, 2023, and therefore no restructuring expense was recorded for the year ended January 31, 2025.
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
There was no restructuring liability as of January 31, 2025 and January 31, 2024.
12.    Income Taxes
The components of the net income before the provision for income taxes were as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Domestic	$1,238,452	$792,495	$196,224
Foreign	77,132	39,817	53,052
Total	$1,315,584	$832,312	$249,276
The provision for income taxes was as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$323,625	$257,913	$254,505
State	52,186	44,457	33,548
Foreign	20,086	9,159	18,473
Total current income tax expense	395,897	311,529	306,526
Deferred:
Federal	(78,476)	(88,110)	(173,941)
State	(12,875)	(20,201)	16,673
Foreign	800	(8,368)	(3,693)
Total deferred income tax expense	(90,551)	(116,679)	(160,961)
Total provision for income taxes	$305,346	$194,850	$145,565
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands, except percentages)
Tax at federal statutory rate	$276,270	$174,785	$52,277
State taxes	56,336	37,137	13,666
Foreign rate differential	141	2,943	1,017
Non-deductible compensation	15,757	10,639	10,231
Stock-based compensation	58,770	96,936	124,631
Permanent items	10,371	4,016	9,090
Foreign-derived intangible income deduction	(56,630)	(63,571)	(76,686)
Research and development credits	(49,813)	(39,226)	(38,127)
Tax uncertainties	7,478	2,674	2,296
Change in valuation allowance	(7,765)	(14,109)	39,288
Deferred rate change	(3,993)	(6,803)	2,014
Other	(1,576)	(10,571)	5,868
Total	$305,346	$194,850	$145,565
Effective tax rate	23.2%	23.4%	58.4%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2025 and 2024 are as follows:

	As of January 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,362	$12,995
Research and development credit carryforwards	6,586	16,610
Stock-based compensation	59,565	84,906
Accruals and reserves	43,953	39,295
Deferred revenue	328,114	308,152
Capitalized research expenditures	514,667	379,102
Operating lease liabilities	16,551	17,829
Other assets	2,957	4,105
Total deferred tax assets	979,755	862,994
Valuation allowance	(28,990)	(35,949)
Total deferred tax assets net of valuation allowance	950,765	827,045

Deferred tax liabilities:
Property and equipment and intangible assets	(38,343)	(35,007)
Deferred contract acquisition costs	(76,439)	(83,862)
Operating right-of-use assets	(14,233)	(14,396)
Strategic investments	(75,290)	(35,480)
Total deferred tax liabilities	(204,305)	(168,745)

Net deferred tax assets	$746,460	$658,300
The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the year ended January 31, 2025, we believe that it is more likely than not that the tax benefits relating to U.S. losses that are capital in nature and certain state deferred tax assets may not be realized prior to expiration. Accordingly, we have maintained a valuation allowance against these deferred tax assets and intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
As of January 31, 2025, we had net operating loss carryforwards of approximately $1.8 million for federal income tax purposes, and $12.5 million for state income tax purposes, which will begin to expire in the year 2033 if unused. We also had certain foreign net operating loss carryforwards of $22.4 million, which have an indefinite life.
As of January 31, 2025, we also had research and development credit carryforwards of approximately $1.2 million for federal income tax purposes and $23.4 million for state income tax purposes. The federal research and development tax credits have a twenty-year carryover period while the state research and development tax credits carry forward indefinitely.
We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	Year Ended January 31,
	2025	2024	2023

Balance, beginning of year	$41,772	$30,404	$19,171
Tax Positions taken in prior year:
Gross increases	931	228	877
Gross decreases	—	—	—
Tax Positions taken in current year:
Gross increases	13,650	12,415	10,547
Gross decreases	(19)	(891)	—
Lapse of Statute of Limitations	—	(384)	(191)
Acquisitions	—	—	—
Balance, end of year	$56,334	$41,772	$30,404
As of January 31, 2025, gross unrecognized tax benefits related to uncertain tax positions were $56.3 million ($66.0 million total, including $9.7 million associated with interest and penalties). As of January 31, 2024, gross unrecognized tax benefits related to uncertain tax positions were $41.8 million ($46.5 million total, including $4.7 million associated with interest and penalties). As of January 31, 2023, gross unrecognized tax benefits related to uncertain tax positions were $30.4 million ($32.5 million total, including $1.6 million associated with interest and penalties). We recognized approximately $9.7 million, $4.7 million, and $1.6 million in potential interest and penalties associated with uncertain tax positions during fiscal years ended January 31, 2025, 2024, and 2023, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2025, all of the years in which net operating losses or tax credits were utilized remain open to examination by the federal and state tax authorities. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
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

13.    Net Income Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income	$861,755	$148,483	$538,554	$98,908	$87,246	$16,465
Less: undistributed earnings attributable to participating securities	—	—	—	—	—	(7)
Net income attributable to common stockholders, basic	$861,755	$148,483	$538,554	$98,908	$87,246	$16,458
Reallocation of net income attributable to common stockholders	(5,170)	5,170	(4,653)	4,653	(1,205)	1,205
Net income attributable to common stockholders, diluted	$856,585	$153,653	$533,901	$103,561	$86,041	$17,663
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	262,715,505	45,266,466	254,084,540	46,663,622	249,494,904	47,065,597
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	267,148,873	47,920,709	258,398,674	50,121,223	252,413,234	51,818,116
Net income per share attributable to common stockholders, basic	$3.28	$3.28	$2.12	$2.12	$0.35	$0.35
Net income per share attributable to common stockholders, diluted	$3.21	$3.21	$2.07	$2.07	$0.34	$0.34
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	95,963	—	109,441	—	88,019	—
Unvested RSUs	8,082,027	—	9,124,205	—	9,228,633	—
Purchase rights committed under the ESPP	1,236,530	—	1,789,166	—	1,674,853	—
Total	9,414,520	—	11,022,812	—	10,991,505	—
For the years ended January 31, 2025, 2024, and 2023, the table above does not include 405,156 of issued Class A common stock held by us that are reserved for the sole purpose of being transferred to nonprofit organizations.
14.    Segment Information
Our CEO is the Chief Operating Decision Maker (“CODM”) of the Company. The Company manages the business activities on a consolidated basis and all information provided to and reviewed by our CODM is compiled at the consolidated entity level. Therefore, we have only one operating and reportable segment. The description of the types of products and services from which the reportable segment derives its revenue is the same as those described in the Summary of Business and Significant Accounting Policies.
The measure of segment profit or loss that our CODM uses to allocate resources and assess performance is our consolidated net income. The CODM uses net income to monitor results and to decide whether to reinvest profits. Our CODM does not assess segment performance or make decisions using asset or liability information.

The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Year Ended January 31,
	2025	2024	2023
Revenue	$4,665,433	$4,527,224	$4,392,960

Adjusted cost of revenue (1)	984,916	908,283	912,913
Adjusted research and development (1)	500,177	430,117	393,548
Adjusted sales and marketing (1)	1,090,294	1,116,356	1,153,660
Adjusted general and administrative (1)	252,152	297,580	353,755
Stock-based compensation expense	931,309	1,057,161	1,285,752
Interest income	(340,474)	(210,009)	(54,103)
Other segment items (2)	(68,525)	95,424	98,159
Provision for income taxes	305,346	194,850	145,565
Segment net income	1,010,238	637,462	103,711
Adjustments and reconciling items	—	—	—
Consolidated net income	1,010,238	637,462	103,711
(1) Excludes stock-based compensation expense and related payroll taxes, acquisition-related expenses, restructuring expenses, and litigation settlements, net
(2) Includes stock-based compensation related payroll taxes, acquisition-related expenses, restructuring expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income

The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2025	2024

	(in thousands)
Americas	$238,328	$202,022
APAC	51,036	45,321
EMEA	41,111	46,361
Total property and equipment, net	$330,475	$293,704
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Santiago Subotovsky, Director	Adoption	12/19/2024	X		64,350	03/27/2026
Velchamy Sankarlingam, President, Product and Engineering	Adoption	01/14/2025	X		Up to 143,201****	04/22/2026
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
**** The plan provides for the sale of up to 75% of the shares vested during the plan period, net of any shares we withhold to satisfy income tax withholding, the amount of which cannot currently be determined. A maximum of 143,201 shares are eligible to vest during the plan period.

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Certificate of Amendment to Certificate of Incorporation of Zoom Communications, Inc.	8-K	001-38865	3.1	November 25, 2024
3.3	Amended and Restated Bylaws of Zoom Communications, Inc.	8-K	001-38865	3.2	November 25, 2024
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2#	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 1, 2016	S-1	333-230444	4.2	March 22, 2019

4.3	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Communications, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder
10.3	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Performance Vesting, Non-Executive)
10.5	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Performance Vesting, Executive)	10-Q	001-38865	10.1	May 22, 2024
10.6#	Zoom Communications, Inc. 2019 Employee Stock Purchase Plan
10.7#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-230444	10.4	March 22, 2019
10.8#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended	10-K	001-38865	10.7	March 3, 2023
10.9#	Zoom Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Executive)
10.10#	Zoom Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice
10.11#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018	S-1	333-230444	10.5	March 22, 2019
10.13#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018	S-1	333-230444	10.6	March 22, 2019
10.14#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020
10.15#	Director Offer Letter by and between the Registrant and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.16#	Director Offer Letter by and between the Registrant and Janet Napolitano dated November 2, 2020	10-K	001-38865	10.17	March 18, 2021
10.17#	Director Offer Letter by and between the Registrant and William R. McDermott dated February 23, 2022	10-Q	001-38865	10.2	May 25, 2022
10.18#	Director Offer Letter by and between the Registrant and Cindy Hoots dated January 4, 2023	10-K	001-38865	10.20	March 3, 2023
10.19#	Offer Letter between Zoom Video Communications, Inc. and Michelle Chang, dated September 25, 2024.	8-K	001-38865	10.1	October 1, 2024
10.20	Lease Agreement dated August 1, 2016, as amended, by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC	S-1	333-230444	10.9	March 22, 2019
10.21	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	10-Q	001-38865	10.5	September 13, 2019
10.22	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020	10-Q	001-38865	10.1	June 5, 2020
10.23#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended	10-K	001-38865	10.21	March 7, 2022
10.24#	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder	10-Q	001-38865	10.2	August 24, 2022
19.1	Zoom Communications, Inc. Insider Trading Policy
21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (reference is made to the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Zoom Video Communications, Inc. Clawback Policy	10-K	001-38865	97.1	March 4, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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
(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2025, 2024, and 2023:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2025
Accounts receivable allowances	$32,371	$27,236	$(37,529)	$22,078
Deferred tax asset valuation allowance	$35,949	$—	$(6,959)	$28,990
Year ended January 31, 2024
Accounts receivable allowances	$33,206	$52,730	$(53,565)	$32,371
Deferred tax asset valuation allowance	$53,570	$599	$(18,220)	$35,949
Year ended January 31, 2023
Accounts receivable allowances	$24,696	$57,142	$(48,632)	$33,206
Deferred tax asset valuation allowance	$12,605	$40,965	$—	$53,570
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

ZOOM COMMUNICATIONS, INC.

Date: February 28, 2025	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric S. Yuan, Michelle Chang, and Aparna Bawa, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Eric S. Yuan
/s/ Michelle Chang	Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Michelle Chang

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Shane Crehan

/s/ Jonathan Chadwick	Director	February 28, 2025
Jonathan Chadwick

/s/ Mike Fenger	Director	February 28, 2025
Mike Fenger

/s/ Peter Gassner	Director	February 28, 2025
Peter Gassner

/s/ Cindy Hoots	Director	February 28, 2025
Cindy Hoots

/s/ William R. McDermott	Director	February 28, 2025
William R. McDermott

/s/ Herbert Raymond McMaster	Director	February 28, 2025
Herbert Raymond McMaster

/s/ Janet Napolitano	Director	February 28, 2025
Janet Napolitano

/s/ Dan Scheinman	Director	February 28, 2025
Dan Scheinman

/s/ Santiago Subotovsky	Director	February 28, 2025
Santiago Subotovsky