Form 10-Q
period 2025-04-30
Zoom Communications, Inc.
filed 2025-05-23
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, the number of shares of the registrant’s Class A common stock outstanding was 260,280,054 and the number of shares of the registrant’s Class B common stock outstanding was 42,267,570.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2025

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Zoom,” the “Company,” “we,” “us” and “our” refer to Zoom Communications, Inc. and, where appropriate, its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, margins, and operating expenses; trends in our key business metrics; the sufficiency of our cash and cash equivalents, investments, and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our communications and collaboration platform and evolving AI capabilities; our product strategy; our efforts to enhance the security and privacy of our platform; our ability to operate our business and effectively manage our scale under evolving macroeconomic conditions, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and foreign currency exchange rate volatility; our ability to become the ubiquitous platform for communications and collaboration; our ability to attract new customers and retain existing customers; our ability to successfully expand in our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
•Interruptions, delays, or outages in service from our co-located data centers or cloud hosting services and a variety of other factors, would impair, and in the past have impaired, the delivery of our services, require us to issue credits or pay penalties, and harm our business.
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
•The dual class structure of our common stock, as contained in our amended and restated certificate of incorporation, has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, limiting your ability to influence corporate matters.
If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,228,847	$1,349,380
Marketable securities	6,563,976	6,442,329
Accounts receivable, net of allowances of $23,412 and $22,078 as of April 30, 2025 and January 31, 2025, respectively	477,242	495,228
Deferred contract acquisition costs, current	175,900	188,358
Prepaid expenses and other current assets	220,812	200,679
Total current assets	8,666,777	8,675,974
Deferred contract acquisition costs, noncurrent	114,513	123,464
Property and equipment, net	312,211	330,475
Operating lease right-of-use assets	53,217	55,900
Strategic investments	576,139	591,481
Goodwill	307,295	307,295
Deferred tax assets	769,189	749,759
Other assets, noncurrent	152,555	154,073
Total assets	$10,951,896	$10,988,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,205	$8,345
Accrued expenses and other current liabilities	473,951	558,562
Deferred revenue, current	1,409,217	1,336,387
Total current liabilities	1,897,373	1,903,294
Deferred revenue, noncurrent	16,185	17,274
Operating lease liabilities, noncurrent	35,894	37,406
Other liabilities, noncurrent	100,076	95,363
Total liabilities	2,049,528	2,053,337
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2025 and January 31, 2025; 261,109,338 and 263,113,866 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively; 300,000,000 Class B shares authorized as of April 30, 2025 and January 31, 2025; 42,269,988 and 42,626,998 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	302	305
Additional paid-in capital	4,832,800	5,130,271
Accumulated other comprehensive income	15,145	4,990
Retained earnings	4,054,121	3,799,518
Total stockholders’ equity	8,902,368	8,935,084
Total liabilities and stockholders’ equity	$10,951,896	$10,988,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue	$1,174,715	$1,141,234
Cost of revenue	278,402	273,302
Gross profit	896,313	867,932
Operating expenses:
Research and development	205,416	205,558
Sales and marketing	346,970	348,008
General and administrative	102,335	111,344
Total operating expenses	654,721	664,910
Income from operations	241,592	203,022
(Losses) gains on strategic investments, net	(13,619)	17,354
Other income, net	87,792	71,588
Income before provision for income taxes	315,765	291,964
Provision for income taxes	61,162	75,656
Net income	254,603	216,308
Net income per share:
Basic	$0.84	$0.70
Diluted	$0.81	$0.69
Weighted-average shares used in computing net income per share:
Basic	304,908,652	308,700,582
Diluted	312,783,861	315,360,678
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net income	$254,603	$216,308
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(3,123) and $5,692 for the three months ended April 30, 2025 and 2024, respectively	10,155	(18,553)
Comprehensive income	$264,758	$197,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	355,620	—	954	—	—	954
Issuance of common stock upon release of restricted stock units	4,016,633	4	(4)	—	—	—
Shares withheld related to net share settlement of equity awards	(1,171,871)	(1)	(82,152)	—	—	(82,153)
Repurchase of common stock	(5,561,920)	(6)	(419,900)	—	—	(419,906)
Stock-based compensation expense	—	—	203,631	—	—	203,631
Other comprehensive income	—	—	—	10,155	—	10,155
Net income					254,603	254,603
Balance as of April 30, 2025	303,379,326	$302	$4,832,800	$15,145	$4,054,121	$8,902,368

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	109,464	—	1,016	—	—	1,016
Issuance of common stock upon release of restricted stock units	4,001,172	4	(4)	—	—	—
Repurchases of common stock	(2,400,305)	(2)	(150,046)	—	—	(150,048)
Stock-based compensation expense	—	—	230,695	—	—	230,695
Other comprehensive loss	—	—	—	(18,553)	—	(18,553)
Net income	—	—	—	—	216,308	216,308
Balance as of April 30, 2024	309,268,684	$309	$5,310,417	$(17,490)	$3,005,588	$8,298,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$254,603	$216,308
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	201,569	229,425
Amortization of deferred contract acquisition costs	69,557	68,125
Depreciation and amortization	35,316	26,667
Deferred income taxes	(24,690)	(7,952)
Losses (gains) on strategic investments, net	13,619	(17,354)
Provision for accounts receivable allowances	5,855	6,782
Unrealized foreign exchange (gains) losses	(7,626)	7,237
Non-cash operating lease cost	6,108	5,368
Amortization of discount/premium on marketable securities	(12,845)	(17,668)
Other	4,142	98
Changes in operating assets and liabilities:
Accounts receivable	12,485	12,260
Prepaid expenses and other assets	(12,293)	35,839
Deferred contract acquisition costs	(48,148)	(40,128)
Accounts payable	7,252	7,276
Accrued expenses and other liabilities	(80,383)	(14,942)
Deferred revenue	72,141	77,964
Operating lease liabilities, net	(7,401)	(7,114)
Net cash provided by operating activities	489,261	588,191
Cash flows from investing activities:
Purchases of marketable securities	(1,135,024)	(867,911)
Maturities of marketable securities	1,033,279	776,941
Sales of marketable securities	2,525	—
Purchases of property and equipment	(25,910)	(18,508)
Purchases of strategic investments	—	(3,000)
Proceeds from strategic investments	—	4,654
Net cash used in investing activities	(125,130)	(107,824)
Cash flows from financing activities:
Proceeds from exercise of stock options	954	1,016
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	8,690	6,581
Cash paid for repurchases of common stock	(418,021)	(150,048)
Taxes paid related to net share settlement of equity awards	(82,153)	—
Net cash used in financing activities	(490,530)	(142,451)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11,854	(6,852)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(114,545)	331,064
Cash, cash equivalents, and restricted cash – beginning of period	1,361,417	1,565,380
Cash, cash equivalents, and restricted cash – end of period	$1,246,872	$1,896,444

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,228,847	$1,885,603
Restricted cash, current included in prepaid expenses and other current assets	18,025	10,588
Restricted cash, noncurrent included in other assets, noncurrent	—	253
Total cash, cash equivalents, and restricted cash	$1,246,872	$1,896,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides an AI-first open work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes Zoom Meetings, Zoom Phone, Zoom Team Chat, Zoom Docs, and more, all with AI at its core to improve productivity, collaboration, and business outcomes. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ending January 31, 2026.
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
The condensed consolidated balance sheet as of January 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to fairly present the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025. There have been no significant changes to these policies during the three months ended April 30, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to improve financial reporting by requiring additional disclosure about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$847,696	72.2%	$818,683	71.7%
Asia Pacific (“APAC”)	141,770	12.1	138,314	12.1
Europe, Middle East, and Africa (“EMEA”)	185,249	15.7	184,237	16.2
Total	$1,174,715	100.0%	$1,141,234	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $108.1 million and $118.5 million as of April 30, 2025 and January 31, 2025, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was immaterial as of April 30, 2025 and January 31, 2025.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended April 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $624.1 million and $592.5 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,877.3 million, which consists of both billed consideration in the amount of $1,425.4 million and unbilled consideration in the amount of $2,451.9 million that we expect to recognize as revenue. We expect to recognize 61% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of April 30, 2025 and January 31, 2025, our marketable securities consisted of the following:

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$2,930	$—	$—	$2,930
Agency bonds	996,220	1,691	(323)	997,588
Corporate and other debt securities	745,550	2,606	(131)	748,025
U.S. government agency securities	4,717,606	16,351	(1,043)	4,732,914
Treasury bills	82,527	1	(9)	82,519
Marketable securities	$6,544,833	$20,649	$(1,506)	$6,563,976

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$20,841	$—	$—	$20,841
Agency bonds	1,173,518	1,609	(643)	1,174,484
Corporate and other debt securities	719,145	2,069	(419)	720,795
U.S. government agency securities	4,412,730	8,449	(5,249)	4,415,930
Treasury bills	110,237	43	(1)	110,279
Marketable securities	$6,436,471	$12,170	$(6,312)	$6,442,329
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $1.5 million and $6.2 million as of April 30, 2025 and January 31, 2025, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were immaterial as of April 30, 2025 and January 31, 2025. We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive loss for the three months ended April 30, 2025 and 2024.
The following table presents the contractual maturities of our marketable securities as of April 30, 2025 and January 31, 2025:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Less than one year	$3,502,515	$3,534,014
Due in one to five years	3,061,461	2,908,315
Total	$6,563,976	$6,442,329

Strategic Investments
Strategic investments by form and measurement category as of April 30, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$47,479	$425,065	$99,132	$571,676
Debt securities	4,463	—	—	4,463
Strategic investments	$51,942	$425,065	$99,132	$576,139
Strategic investments by form and measurement category as of January 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$35,280	$452,160	$99,591	$587,031
Debt securities	4,450	—	—	4,450
Strategic investments	$39,730	$452,160	$99,591	$591,481
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of April 30, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$764,078	$764,078	$—	$—
Treasury bills	33,910	—	33,910	—
Commercial paper	994	—	994	—
Agency bonds	26,545	—	26,545	—
Cash equivalents	825,527	764,078	61,449	—
Commercial paper	2,930	—	2,930	—
Agency bonds	997,588	—	997,588	—
Corporate and other debt securities	748,025	—	748,025	—
U.S. government agency securities	4,732,914	—	4,732,914	—
Treasury bills	82,519	—	82,519	—
Marketable securities	6,563,976	—	6,563,976	—
Publicly held equity securities included in strategic investments	47,479	47,479	—	—
Privately held debt securities included in strategic investments	4,463	—	—	4,463
Total financial assets	$7,441,445	$811,557	$6,625,425	$4,463

	As of January 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$825,044	$825,044	$—	$—
Treasury bills	17,965	—	17,965	—
Agency bonds	23,992	—	23,992	—
Cash equivalents	867,001	825,044	41,957	—
Commercial paper	20,841	—	20,841	—
Agency bonds	1,174,484	—	1,174,484	—
Corporate and other debt securities	720,795	—	720,795	—
U.S. government agency securities	4,415,930	—	4,415,930	—
Treasury bills	110,279	—	110,279	—
Marketable securities	6,442,329	—	6,442,329	—
Publicly held equity securities included in strategic investments	35,280	35,280	—	—
Privately held debt securities included in strategic investments	4,450	—	—	4,450
Total financial assets	$7,349,060	$860,324	$6,484,286	$4,450
We classify our highly liquid money market funds and publicly held equity securities as Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit as Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify our privately held debt securities as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
5.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Accounts receivable, gross	$500,653	$517,306
Less: allowance for credit losses	(18,285)	(17,262)
Less: allowance for returns	(5,126)	(4,816)
Accounts receivable, net	$477,242	$495,228
Below is a rollforward of our allowance for credit losses for the three months ended April 30, 2025 and 2024:

	2025	2024
	(in thousands)
Balance as of January 31	$17,262	$25,916
Provision for credit losses	5,943	4,533
Write-offs	(4,920)	(13,438)
Balance as of April 30	$18,285	$17,011

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Prepaid expenses	$187,070	$166,924
Restricted cash	18,025	12,037
Other	15,717	21,718
Prepaid expenses and other current assets	$220,812	$200,679
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Servers	$425,988	$427,664
Software	133,009	123,259
Computer and office equipment	46,647	47,021
Leasehold improvements	55,814	54,885
Furniture and fixtures	5,499	5,767
Property and equipment, gross	666,957	658,596
Less: accumulated depreciation and amortization	(354,746)	(328,121)
Property and equipment, net	$312,211	$330,475
Depreciation and amortization expense was $32.0 million and $23.3 million for the three months ended April 30, 2025 and 2024, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Accounts receivable, noncurrent	$20,281	$19,266
Intangible assets subject to amortization, net	30,121	33,410
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	46,313	52,156
Income tax receivable, noncurrent	16,730	12,230
Other	13,871	11,772
Other assets, noncurrent	$152,555	$154,073

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Accrued expenses	$188,810	$200,416
Accrued compensation and benefits	119,860	193,110
Income tax liabilities	17,127	18,815
Sales and other non-income tax liabilities	38,523	41,755
Customer deposit liabilities	49,965	47,312
Operating lease liabilities, current	25,583	27,026
Other	34,083	30,128
Accrued expenses and other current liabilities	$473,951	$558,562
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2025	January 31, 2025

	(in thousands)
Sales and other non-income tax liabilities	$41,614	$41,517
Long-term income tax liabilities	52,039	49,449
Other	6,423	4,397
Other liabilities, noncurrent	$100,076	$95,363

6.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2025, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC on February 28, 2025.

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
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware. The first complaint names as defendants nine of our officers and directors, and the second complaint names eight of our officers and directors. The lawsuits assert state and federal claims and are based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accuse our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs seek unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that required defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint. On October 18, 2023, defendants filed their motion to dismiss the amended complaint. On December 22, 2023, plaintiff filed her opposition to the motion to dismiss, and on January 26, 2024, defendants filed their reply in support of the motion to dismiss. On April 1, 2024, the parties notified the court that the parties are engaged in good-faith, material settlement discussions, and requested that the court stay any proceedings and rulings in connection with the pending motion to dismiss while the parties attempt to reach a proposed resolution of this action. On April 2, 2024, the Court stayed the case. On January 14, 2025, the parties executed a Stipulation of Settlement (“Stipulation”) to resolve this matter. Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, Zoom agreed to enact certain corporate governance reforms and to pay plaintiff’s counsel a fee award of up to $1.35 million. On January 16, 2025, plaintiff filed a motion for preliminary approval of the settlement. On February 6, 2025, the court held a hearing on the motion for preliminary approval of the settlement. On April 16, 2025, the court preliminarily approved the settlement. The Stipulation and settlement remain subject to final approval by the court. We accrued the $1.35 million fee award and recorded it as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2025.
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
During the three months ended April 30, 2025, we repurchased and subsequently retired 5,561,920 shares of our Class A common stock for an aggregate amount of $418.0 million. As of April 30, 2025, $1.2 billion of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2025	2,394,918	$9.02	2.6	$187,284
Exercised	(355,620)	$2.68		$27,922
Canceled/forfeited/expired	(797)	$94.87
Outstanding and exercisable as of April 30, 2025	2,038,501	$10.10	2.6	$138,977
As of April 30, 2025, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	23,870,513	$73.48
Granted	2,576,206	$72.15
Vested	(4,016,633)	$75.24
Canceled/forfeited	(1,040,386)	$72.04
Unvested as of April 30, 2025	21,389,700	$73.10
As of April 30, 2025, unrecognized stock-based compensation expense related to RSUs was $1,405.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.
For the three months ended April 30, 2025, we granted 0.7 million RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of April 30, 2025, unrecognized stock-based compensation expense related to the ESPP was $26.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Cost of revenue	$27,427	$31,575
Research and development	72,936	82,569
Sales and marketing	68,433	77,234
General and administrative	32,773	38,047
Total stock-based compensation expense	$201,569	$229,425
Benefit from income taxes	(38,161)	(43,474)
Total stock-based compensation expense recorded to net income	$163,408	$185,951
8.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2025	2024

	(in thousands, except percentages)
Income before provision for income taxes	$315,765	$291,964
Provision for income taxes	61,162	75,656
Effective tax rate	19.4%	25.9%
The year-over-year change in effective tax rate for the three months ended April 30, 2025 was due primarily to the changes in income before taxes and a decrease in net tax shortfalls and windfalls on stock-based compensation. For both the three months ended April 30, 2025 and April 30, 2024, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.
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

9.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$219,213	$35,390	$184,070	$32,238
Reallocation of net income	(634)	634	(1,292)	1,292
Net income, diluted	$218,579	$36,024	$182,778	$33,530
Denominator:
Weighted-average shares used in computing net income per share, basic	262,526,502	42,382,150	262,693,481	46,007,101
Weighted-average shares used in computing net income per share, diluted	268,527,554	44,256,307	266,476,843	48,883,835
Net income per share, basic	$0.84	$0.84	$0.70	$0.70
Net income per share, diluted	$0.81	$0.81	$0.69	$0.69
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
Unvested RSUs	2,262,575	—	10,342,542	—
Purchase rights committed under the ESPP	211,765	—	1,040,285	—
Outstanding stock options	91,637	—	102,354	—
Total	2,565,977	—	11,485,181	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of April 30, 2025 and 2024 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Revenue	$1,174,715	$1,141,234

Adjusted cost of revenue (1)	244,631	236,138
Adjusted research and development (1)	127,079	116,720
Adjusted sales and marketing (1)	271,799	264,582
Adjusted general and administrative (1)	63,880	67,197
Stock-based compensation expense	201,569	229,425
Interest income	(81,782)	(77,987)
Other segment items (2)	31,774	13,195
Provision for income taxes	61,162	75,656
Segment net income	254,603	216,308
Adjustments and reconciling items	—	—
Consolidated net income	$254,603	$216,308
(1) Excludes stock-based compensation expense and related payroll taxes, acquisition-related expenses, and litigation settlements, net
(2) Includes stock-based compensation related payroll taxes, acquisition-related expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Zoom Workplace with AI Companion is an AI-first open work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes Zoom Meetings, Zoom Phone, Zoom Team Chat, Zoom Docs, and more, all with AI at its core to improve productivity, collaboration, and business outcomes.
We strive to simplify the workday with tools that drive meaningful team collaboration and customer engagement. Zoom Workplace, our AI-first open work platform, supports businesses by providing a secure, scalable solution for communication and collaboration. Together with Zoom Business Services, which include Zoom Contact Center, Zoom Revenue Accelerator, and Zoom Events that empower sales, marketing, and customer experience teams, Zoom is helping businesses foster stronger customer and employee relationships.
AI is core to Zoom’s product innovation. Over the past year, Zoom continued to invest in AI, expanding its agentic AI skills, agents, and models, and focused on three key areas: supporting individual productivity, powering better collaboration, and helping customer-facing teams get more done, do better work, and strengthen relationships with AI Companion. Our federated approach to AI dynamically leverages multiple AI Large Language Models (“LLMs”) (including those from OpenAI, Anthropic, and Meta), as well as Small Language Models (“SLMs”), making AI more accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications-like customer content (such as poll results, whiteboard, and reactions) to train Zoom’s or its third-party AI models.
Zoom’s platform prioritizes security and privacy, with 31 co-located data centers globally and robust encryption options. We are committed to delivering high-quality, real-time video, even in low-bandwidth conditions, while safeguarding our customers' data.

Revenue is driven by subscriptions to Zoom Workplace and Zoom Business Services. Our core offerings include Zoom Workplace Pro, Business, and Enterprise bundles, with vertical-specific plans for Education, Healthcare, and Government. We also offer Zoom Phone, with regional and global calling plans designed to meet diverse customer needs.
Our revenue was $1,174.7 million and $1,141.2 million for the three months ended April 30, 2025 and 2024, respectively, representing period-over-period growth of 2.9%. We had net income of $254.6 million and $216.3 million for the three months ended April 30, 2025 and 2024, respectively. Net cash provided by operating activities was $489.3 million and $588.2 million for the three months ended April 30, 2025 and 2024, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including geopolitical conflicts, tariffs and escalating trade tensions, inflationary pressures, interest rate fluctuations, and the global market and foreign currency exchange rate volatility, continues to create uncertainty in demand for subscriptions to our open work platform. These factors, along with responses by central banks and government policies, have placed pressure on consumer and business behavior, leading to elongated sales cycles and increased scrutiny of IT budgets among existing and potential customers. For the three months ended April 30, 2025, compared to the three months ended April 30, 2024, we experienced continued growth in total revenue and revenue from Enterprise customers. However, several factors, in addition to the macroeconomic environment, have impacted and may continue to impact our growth rate, such as higher market penetration, increased competition, and the maturation of our business, among others.
In recent months, intensifying trade tensions and global market volatility have impacted the macroeconomic environment, and we continue to monitor the potential effects of these circumstances as well as the overall global economy and geopolitical landscape on our business and financial results. The implications of macroeconomic conditions on our business, results of operations, and overall financial position, particularly in the long term, remain uncertain.
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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Over the past few years, macroeconomic headwinds have resulted in slower hiring and higher seat count downsells from our existing Enterprise customers in key markets that have impacted the rate of expansion and have caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent. Despite the decline in our net dollar expansion metric, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Contact Center, and Workvivo. In order for us to address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 60.0% and 58.3% of total revenue for the three months ended April 30, 2025 and 2024, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue

(“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers as of April 30, 2025 and 2024 was 98% and 99%, respectively.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-sized businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 40.0% and 41.7% of total revenue for the three months ended April 30, 2025 and 2024, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.8% and 3.2% per month for the three months ended April 30, 2025 and 2024, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of April 30, 2025 and 2024, the percentage of total Online MRR from Online customers with a continuous term of service of at least 16 months was 74.2% and 73.8%, respectively.
We calculate the Online average monthly churn by starting with the Online customer MRR as of the beginning of the applicable quarter (“Entry MRR”). We define Entry MRR as the recurring revenue run-rate of subscription agreements from all Online customers except for subscriptions that we recorded as churn in a previous quarter based on the customers' earlier indication to us of their intention to cancel that subscription. We then determine the MRR related to customers who canceled or downgraded their subscription or notified us of that intention during the applicable quarter (“Applicable Quarter MRR Churn”) and divide the Applicable Quarter MRR Churn by the applicable quarter Entry MRR to arrive at the MRR churn rate for Online customers. We then divide that amount by three to calculate the Online average monthly churn for the applicable quarter.
Innovation and Expansion of Our Platform
We continue to invest in enhancing the capabilities of Zoom Workplace and Zoom Business Services. This includes ongoing investments in AI, with a focus on expanding agentic AI skills, agents, and models. Recent product innovations and enhancements include Zoom AI Companion, Zoom Docs, Zoom Tasks and continued enhancements for Phone, Meetings, Zoom Rooms, Sessions, Webinars, Events, Workvivo, Contact Center, and more. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of April 30, 2025.
We recently launched several products, including Zoom Tasks, a Custom AI Companion add-on, Zoom Workplace for Frontline Workers, and Zoom Workplace for Clinicians. Zoom Tasks with AI Companion helps users surface, complete, and manage tasks across Zoom Workplace by automatically detecting action items in meeting summaries, or surfacing tasks when prompted from chats and emails, and completing tasks like scheduling follow-up meetings or generating documents from meetings. The Custom AI Companion add-on is designed to handle complex tasks across our platform by integrating data from multiple sources, including third-party apps. Zoom Workplace for Frontline Workers is an AI-first mobile solution aimed at enhancing on-shift communications, task management, and insights for frontline employees and their managers. Zoom Workplace for Clinicians is designed to automate clinical workflows, leveraging healthcare AI to streamline clinical notes, reduce documentation overhead, and improve doctor-patient interactions.
Zoom is an open platform, and third-party developers are a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for communications and collaboration. We will need to expend additional resources to continue introducing new products, features, and functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
End-to-end encryption (“E2EE”) is available to free and paid Zoom customers globally who host meetings with up to 1,000 participants as well as on Zoom Phone for one-on-one calls on the same Zoom account. Zoom’s E2EE uses the same 256-bit AES-GCM encryption to encrypt real-time media in meetings during transit that supports standard Zoom Meetings, but with Zoom’s E2EE, the feature is designed so that the device of the meeting host, or originating caller in the case of Zoom Phone, as opposed to Zoom’s servers, generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants or call recipient. Additionally, Zoom’s post-quantum E2EE is now globally available for Zoom Workplace, specifically for Zoom Meetings, Zoom Phone, and Zoom Rooms. We believe that the launch of the new security enhancement makes Zoom the first UCaaS company to offer a post-quantum E2EE solution for video conferencing.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and while our international revenue has stabilized in recent quarters, we continue to view international expansion as a meaningful long-term opportunity. Our revenue from the rest of the world (APAC and EMEA) represented 27.8% and 28.3% of our total revenue for the three months ended April 30, 2025 and 2024, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 31.9% and 29.9% of total revenue for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and 2024, we had 4,192 and 3,883 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$489,261	$588,191
Less: purchases of property and equipment	(25,910)	(18,508)
Free cash flow (non-GAAP)	$463,351	$569,683
Net cash used in investing activities	$(125,130)	$(107,824)
Net cash used in financing activities	$(490,530)	$(142,451)

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Revenue	$1,174,715	$1,141,234
Cost of revenue (1)	278,402	273,302
Gross profit	896,313	867,932
Operating expenses:
Research and development (1)	205,416	205,558
Sales and marketing (1)	346,970	348,008
General and administrative (1)	102,335	111,344
Total operating expenses	654,721	664,910
Income from operations	241,592	203,022
(Losses) gains on strategic investments, net	(13,619)	17,354
Other income, net	87,792	71,588
Income before provision for income taxes	315,765	291,964
Provision for income taxes	61,162	75,656
Net income	$254,603	$216,308

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$27,427	$31,575
Research and development	72,936	82,569
Sales and marketing	68,433	77,234
General and administrative	32,773	38,047
Total stock-based compensation expense	$201,569	$229,425

	Three Months Ended April 30,
	2025	2024

	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.7	23.9
Gross profit	76.3	76.1
Operating expenses:
Research and development	17.5	18.0
Sales and marketing	29.5	30.5
General and administrative	8.7	9.8
Total operating expenses	55.7	58.3
Income from operations	20.6	17.8
(Losses) gains on strategic investments, net	(1.2)	1.5
Other income, net	7.5	6.3
Income before provision for income taxes	26.9	25.6
Provision for income taxes	5.2	6.6
Net income	21.7%	19.0%

Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Revenue	$1,174,715	$1,141,234	2.9%
Revenue for the three months ended April 30, 2025, increased by $33.5 million, or 2.9%, compared to the three months ended April 30, 2024. The increase was driven by a 5.9% increase in revenue from Enterprise customers, of which 33.7% and 66.3% were from existing and new customers, respectively, partially offset by a 1.2% decline in revenue from Online customers.
Cost of Revenue

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Cost of revenue	$278,402	$273,302	1.9%
Gross profit	896,313	867,932	3.3%
Gross margin	76.3%	76.1%
Cost of revenue for the three months ended April 30, 2025, increased by $5.1 million, or 1.9%, compared to the three months ended April 30, 2024. The increase was primarily due to increased hosting and infrastructure costs partially offset by a $4.1 million decrease in stock-based compensation. The increase in hosting costs was due to the increased use of AI functionality along with investments to upgrade our data center backbone.
Gross margin increased to 76.3% for the three months ended April 30, 2025, from 76.1% for the three months ended April 30, 2024. The increase in gross margin was mainly due to the decrease in stock-based compensation.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Research and development	$205,416	$205,558	(0.1)%
Research and development expense for the three months ended April 30, 2025 decreased by $0.1 million, or 0.1%, compared to the three months ended April 30, 2024. The decrease was driven by a $9.6 million decrease in stock-based compensation largely offset by our continued investment in AI-innovation, including a $3.7 million increase in personnel-related expenses as a result of increased headcount, as well as costs from AI-related software and facilities used in development.
Sales and Marketing

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Sales and marketing	$346,970	$348,008	(0.3)%
Sales and marketing expense for the three months ended April 30, 2025, decreased by $1.0 million, or 0.3%, compared to the three months ended April 30, 2024. The decrease was primarily due to a $8.8 million decrease in stock-based compensation offset by a $4.0 million increase in salaries, payroll taxes and benefits, along with costs to support our customer engagement and growth initiatives.
General and Administrative

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
General and administrative	$102,335	$111,344	(8.1)%
General and administrative expense for the three months ended April 30, 2025, decreased by $9.0 million, or 8.1%, compared to the three months ended April 30, 2024. The decrease was primarily due a $7.3 million decrease in personnel-related expenses, including a $5.3 million decrease in stock-based compensation and a $2.0 million decrease in salaries, payroll taxes and benefits.
(Losses) Gains on Strategic Investments, Net

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
(Losses) gains on strategic investments, net	$(13,619)	$17,354	(178.5)%
Losses on strategic investments, net for the three months ended April 30, 2025 were primarily driven by changes in the fair value of our publicly held securities, while gains on strategic investments, net, for the three months ended April 30, 2024 were primarily driven by changes in the valuations of our privately held securities.
Other Income, Net

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Other income, net	$87,792	$71,588	22.6%
Other income, net for the three months ended April 30, 2025, increased by $16.2 million, or 22.6%, compared to the three months ended April 30, 2024. The increase was due to $12.5 million increase from changes in foreign currency exchange rates and a $3.8 million increase in investment yield from cash and marketable securities.

Provision for Income Taxes

	Three Months Ended April 30,
	2025	2024	% Change

	(in thousands)
Provision for income taxes	$61,162	$75,656	(19.2)%
Provision for income taxes for the three months ended April 30, 2025 decreased by $14.5 million, or 19.2%, compared to the three months ended April 30, 2024. The year-over-year change was primarily due to the decrease in tax shortfalls on stock-based compensation.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.8 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
There have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$489,261	$588,191
Net cash used in investing activities	$(125,130)	$(107,824)
Net cash used in financing activities	$(490,530)	$(142,451)
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
Net cash provided by operating activities was $489.3 million for the three months ended April 30, 2025, compared to $588.2 million for the three months ended April 30, 2024. The decrease in operating cash flow was primarily due to the first quarter estimated tax payments for both federal and state jurisdictions during the three months ended April 30, 2025. In the prior fiscal year, these payments were made during the three months ended July 31, 2024.
Investing Activities
Net cash used in investing activities of $125.1 million for the three months ended April 30, 2025 was due to net purchases of marketable securities of $99.2 million and purchases of property and equipment of $25.9 million.
Net cash used in investing activities of $107.8 million for the three months ended April 30, 2024 was due to net purchases of marketable securities of $91.0 million, purchases of property and equipment of $18.5 million, and purchases of strategic investments of $3.0 million, partially offset by proceeds from strategic investments of $4.7 million.
Financing Activities
Net cash used in financing activities of $490.5 million for the three months ended April 30, 2025 was primarily due to cash paid for repurchases of common stock of $418.0 million and taxes paid related to net share settlement of equity awards of

$82.2 million, partially offset by proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $8.7 million.
Net cash used in financing activities of $142.5 million for the three months ended April 30, 2024 was primarily due to cash paid for repurchases of common stock of $150.0 million, partially offset by proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $6.6 million.
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
During the three months ended April 30, 2025, we repurchased and subsequently retired 5,561,920 shares of our Class A common stock for an aggregate amount of $418.0 million.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025.
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion of our revenue from amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the three months ended April 30, 2025 and 2024, 19.3% and 19.4% of our revenue, respectively, and 16.5% and 15.6% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2025 and 2024. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,228.8 million and marketable securities of $6,564.0 million as of April 30, 2025. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2025 and 2024.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Interruptions, delays, or outages in service from our co-located data centers or cloud hosting services and a variety of other factors, would impair, and in the past have impaired, the delivery of our services, require us to issue credits or pay penalties, and harm our business.
We currently serve our users from various co-located data centers located throughout the world. We also utilize cloud hosting services such as Amazon Web Services and Oracle Cloud for the hosting of certain critical aspects of our business and Microsoft Azure for limited customer-specified managed services. As part of our distributed meeting architecture, we establish private links between data centers that automatically transfer data between various data centers. Damage to, or failure of, these data centers has in the past resulted in and could in the future result in interruptions or delays in our services. In addition, we have experienced, and may in the future experience, other interruptions and delays in our services caused by a variety of other factors, including, but not limited to, infrastructure changes, vendor (including cloud hosting) issues, human or software errors, viruses, security attacks, ransomware or cyber extortion, fraud, general internet availability issues, spikes in usage, local administrative actions, changes to legal or permitting requirements, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these problems within an acceptable period of time. For example, we have experienced partial outages in our services that impacted a subset of our users for a limited number of hours. Additionally, in connection with the addition of new data centers, expansion or consolidation of our existing data center facilities, or other reasons, we may move or transfer our data and our users’ metadata to other data centers, not including our China data center. Despite precautions that we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service, and we may incur significant costs in connection with any such move or transfer. Interruptions, delays, or outages in our services would reduce our revenue; may require us to issue credits or pay penalties; may subject us to claims and litigation; and may cause customers to terminate their subscriptions and adversely affect our ability to attract new customers. Our ability to attract and retain customers and licenses depends on our ability to provide customers and users with a highly reliable platform and even minor interruptions or delays in our services could harm our business.
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
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which competes against companies that offer similar services, such as Five9, Genesys, and NICE inContact, and new competitors that may enter that market in the future. As we continue to build out our platform, we may face increased competition against companies that offer similar services and new competitors that may enter that market in the future. During the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium-sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing, customers and partner relationships; more third-party integrations; greater accessibility across devices and applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and geopolitical tensions and military conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, and tariffs, the threat of new or increased tariffs and trade tensions, including the United States' ongoing trade disputes with China and other countries. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
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

Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties with whom we work. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
Our customers may place certain security obligations on us. For example, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences.
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
In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our software or services. This activity may increase because of increased demand for our services and increased media scrutiny of our unified communications and collaboration platform, and can lead to additional adverse publicity, reputational harm, extortion threats, business and operational interruptions, security incidents, additional expenses, litigation, regulatory investigations and actions, and substantial harm to our business, some of which we have experienced. For example, in July 2019, a security researcher published a blog highlighting concerns with the Zoom Meeting platform, including certain video-on features. We were able to release updates to the software addressing these vulnerabilities, and we are not aware of any customers being affected or meetings compromised by these vulnerabilities. In most cases, customers are responsible for installing this update to the software, and their software is subject to these vulnerabilities until they do so. Additionally, in March 2020, a security researcher reported certain vulnerabilities related to our macOS version that could have allowed an unauthorized person to gain root access to a user’s system. Given the nature of our business and operations, our products and services will inevitably contain vulnerabilities or critical security defects that have not been identified or remediated and cannot be disclosed without compromising security. We have identified high or critical vulnerabilities in our products, services and information systems in the past, and we expect that we will continue to identify such vulnerabilities in the future. We cannot be certain that we will be able to address any vulnerabilities in our products, services and information systems that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 27.8% and 28.3% of our revenue for the three months ended April 30, 2025 and 2024, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We have a significant number of employees, primarily engineers, in China, where personnel costs are less expensive than in many other geographies. The number or proportion of our employees in China has fluctuated in the past and may fluctuate in the future due to a number of factors, including macroeconomic changes and internal restructuring. Geopolitical and national security tensions between the United States and China, or between other countries and China, have in the past, currently do and could in the future lead to increased scrutiny of our business operations in China and a negative perception among current and potential customers regarding our collection, use, storage, disclosure, and processing of personal information, and our privacy policies, any of which may harm our reputation and business. Additionally, we may face certain adverse consequences, as a result of geopolitical and national security tensions between the United States and China, including interference with, or restrictions on, our local operations that would impair our ability to operate in China. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our service, would be adversely impacted as a significant portion of our research and development organization resides in China.
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
Increased user demand for support may result in increased costs that may harm our results of operations. For example, during the COVID-19 pandemic we saw surging demand requiring us to allocate additional resources to support our expanded customer and user base, including many who were using our platform for the first time, placing additional pressure on our support organization. In addition, as we continue to support our global user base, we need to be able to continue to provide efficient support that meets our customers and users’ needs globally at scale. If we are unable to provide efficient user support globally at scale or if we need to hire additional support personnel, our business may be harmed. Our new customer sign-ups are highly dependent on our business reputation and on recommendations from our existing customers and users. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support for our customers and users, would harm our business.
We utilize our network of resellers to sell our products and services, and our failure to effectively develop, manage, and maintain our indirect sales channels would harm our business.
Our future success depends on our continued ability to establish and maintain a network of channel relationships, and we expect that we will need to maintain and expand our network as we expand into international markets. A small portion of our revenue is derived from our network of sales agents and resellers, which we refer to collectively as resellers, many of which sell or may in the future decide to sell their own products and services or services from other communications solutions providers. Loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may in some cases be effective in causing our resellers or potential resellers to favor their products and services or prevent or reduce sales of our products and services. Recruiting and retaining qualified resellers in our network and training them in our technology, product offerings and processes requires significant time and resources. For resellers in certain emerging markets, we may be unable to effectively oversee and quality-check certain processes, such as customer due diligence, which has and may continue to impact such resellers’ ability to implement robust customer verification protocols and mitigate fraud risk. If we decide to further develop and expand our indirect sales channels, we must continue to scale and improve our processes and procedures to support these channels, including investment in systems and training. Many resellers may not be willing to invest the time and resources required to train their staff to effectively sell our platform. If we fail to maintain relationships with our resellers, develop relationships with new resellers in new markets, expand the number of resellers in existing markets, or manage, train, or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and increase sales to existing customers could be adversely impacted, which would harm our business.
Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2025 and 2024, 19.3% and 19.4% of our revenue, respectively, and 16.5% and 15.6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal year ended April 30, 2025, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
During fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities or to adapt and respond to inflationary factors affecting our business or future economic recession. The changes the COVID-19 pandemic fostered on the way companies operate, including the shifts to remote and hybrid work, have limited our ability to forecast revenue, costs, and expenses due to the uncertainty around how companies choose to operate in the future, including the impacts of a remote and hybrid workplace. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
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
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we are required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws when we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Several states and foreign jurisdictions have enacted statutes imposing obligations on businesses collecting or processing biometric information. For example, Illinois’ Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information and provides for substantial penalties and statutory damages. The Federal Trade Commission (“FTC”), has indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation, mass arbitration demands, and regulatory attention. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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

Artificial Intelligence
Our development and use of AI technologies is subject to privacy, data protection, IP, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU, the UK and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of technology featuring AI. For example, the EU's AI Act enters in phases this year and will have a direct effect across all EU jurisdictions. The EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Obligations on AI may make it harder for us to conduct our business using, or build products incorporating, AI, require us to change our business practices, require us to retrain our algorithms, require us to disclose or provide greater transparency regarding the nature of our AI tools and the data we have employed to train them, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI. If we do not develop or incorporate AI in a manner consistent with these factors, and consistent with customer expectations, it has in the past and may in the future result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. Similarly, if customers and users do not widely adopt our new product AI experiences, features, and capabilities, or they do not perform as expected, we may not be able to realize a return on our investment.
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
Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may have a material adverse effect on our sales and results of operations.
The U.S. or foreign governments have taken and may in the future take administrative, legislative, or regulatory action, including imposing tariffs, that could materially interfere with our ability to sell products in certain countries and the recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the current administration or future administrations with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
We may be subject to, or respond to requests from law enforcement that are legally valid, appropriately scoped, and sufficiently detailed in connection with enforcement of, various civil and criminal laws, including those covering copyright, indecent content, child protection, consumer protection, telecommunications services, taxation, and similar matters. It may be difficult, expensive, and disruptive for us to address law enforcement requests, subpoenas and other legal processes, and laws in various jurisdictions may conflict and hamper our ability to satisfy or comply with such requests, subpoenas and other legal process. There have been instances where improper or illegal content has been shared on our platform without our knowledge. As a service provider and as a matter of policy, we do not monitor user meetings. However, to protect user safety and prevent conduct that is illegal, violent, or harmful to others, we enforce our terms of service through use of a mix of tools that suggest when such activity may be occurring on our platform. Our trust and safety team may take further action as appropriate, including suspension or termination of the participant's account or referral to law enforcement. The laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions along with the users who shared such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content shared on our platform. Such publicity would harm our business.
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

The district court in Texas, on August 29, 2024, issued a decision staying some portions of the Texas law and allowing others to go into effect, relying on analysis under both Section 230 and the First Amendment, on November 18, 2024, the Fifth Circuit issued an order setting parameters for the district court's consideration of the issues raised by the Supreme Court and on January 31, 2025, the plaintiffs refiled their complaint with revisions to reflect the Supreme Court decision. The district court in Florida set a trial date in its case for June 2025. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. In addition, on August 27, 2024, the U.S. Court of Appeals for the Third Circuit issued a decision limiting the protections afforded by Section 230 in cases where a social media company curates user feeds to the extent that the feed becomes the speech of the company, reversing a trial court decision that immunized the company under Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. The Supreme Court currently is considering a challenge to the USF contribution rules that could affect how such contributions are collected from service providers like us. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
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
On March 12, 2025, the FCC opened a proceeding to begin the process of identifying FCC rules for the purpose of alleviating unnecessary regulatory burdens and eliminating or modifying such rules. This proceeding could result in substantial changes to the FCC’s rules, including both rules that impose burdens on us and rules that benefit us by preventing anticompetitive behavior by competitors. We cannot predict which rules will be affected by this initiative, when the FCC will act or the impact of any elimination or modification of existing FCC rules on our operations or business.
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
Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. The FCC’s April 25 order permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. The FCC order was overturned by the U.S. Court of Appeals for the Sixth Circuit on January 2, 2025, but the time to seek review of that decision has not expired. For additional information on this order, see the risk factor titled “Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform.” We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated.
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
We primarily rely and expect to continue to rely on a combination of patent, trademark and domain name protection, trade secret and copyright laws, confidentiality and invention assignment agreements with our employees and consultants, as well as licenses with third parties, to protect our intellectual property and proprietary rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost, diminished or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our intellectual property or proprietary rights; third parties may challenge our intellectual property or proprietary rights; our pending and future patent, trademark, and copyright applications may not be approved; and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may develop similar technologies or processes, or independently discover our trade secrets, in which case we would not be able to assert our trade secret rights. Further, the laws of certain foreign countries do not provide the same level of intellectual property protection of corporate proprietary information and assets such as rights to patents, copyrights, trademarks, trade secrets, know-how, and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our platform and its features. Any of these events would harm our business.
Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.
We have incorporated, and may in the future incorporate, third-party open source software (including our open source AI models) in our technologies. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users who use, distribute or make available across a network software and services that include open source software to offer aspects of the technology that incorporates the open source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose our source code that incorporates or is a modification of such licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business. Furthermore, with respect to our use of third-party open source AI models, some licenses to third-party open source AI models contain additional use restrictions pertaining to research-only limitations or, in some cases, vague notions of responsible uses for the AI models, which may not in all instances comport with our business practices.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2025, the holders of our outstanding Class B common stock held 61.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 56.9% of such voting power in the aggregate. As of April 30, 2025, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.1% of our outstanding capital stock but controlled approximately 31.6% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
We also face risks related to health epidemics. An outbreak of a contagious disease and other adverse health developments could have an adverse effect on global economic conditions and on our business. The effects could include business and service disruptions, such as the temporary closure of our facilities, restrictions on our employees' ability to travel to support our facilities and services, and difficulties in hiring new employees.
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of our investment portfolio could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies. The financial success of our investments in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In addition, valuations of privately held companies are inherently complex due to the lack of readily available market data. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are currently depressed, and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. In addition, valuations of privately held companies are inherently complex due to the lack of readily available market data.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended April 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
February 1 – 28, 2025	655,645	$86.10	655,645	$1,549,669
March 1 – 31, 2025	2,229,345	$75.34	2,229,345	$1,381,705
April 1 – 30, 2025	2,676,930	$72.32	2,676,930	$1,188,101
Total	5,561,920	$75.16	5,561,920

(1) In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock, which we publicly announced on February 26, 2024. In November 2024, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of our outstanding Class A common stock, which we publicly announced on November 25, 2024. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. See Note 7 "Stockholders’ Equity and Equity Incentive Plans" of this Quarterly Report on Form 10-Q for additional information related to share repurchases. All shares purchased reported in this column were purchased pursuant to our publicly announced stock repurchase program.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Trading Arrangements
During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
H.R. McMaster, Director	Adoption	04/11/2025	X		3,505	07/15/2026
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

Item 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Certificate of Amendment to Certificate of Incorporation of Zoom Communications, Inc.	8-K	001-38865	3.1	November 25, 2024
3.3	Amended and Restated Bylaws of Zoom Communications, Inc.	8-K	001-38865	3.2	November 25, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ZOOM COMMUNICATIONS, INC.

Date: May 23, 2025	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2025	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)