Form 10-Q
period 2025-07-31
Zoom Communications, Inc.
filed 2025-08-22
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2025, the number of shares of the registrant’s Class A common stock outstanding was 266,453,609 and the number of shares of the registrant’s Class B common stock outstanding was 32,835,755.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2025

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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,198,576	$1,349,380
Marketable securities	6,580,073	6,442,329
Accounts receivable, net of allowances of $22,901 and $22,078 as of July 31, 2025 and January 31, 2025, respectively	516,799	495,228
Deferred contract acquisition costs, current	177,498	188,358
Prepaid expenses and other current assets	190,260	200,679
Total current assets	8,663,206	8,675,974
Deferred contract acquisition costs, noncurrent	124,313	123,464
Property and equipment, net	301,457	330,475
Operating lease right-of-use assets	46,831	55,900
Strategic investments	647,908	591,481
Goodwill	307,295	307,295
Deferred tax assets	804,772	749,759
Other assets, noncurrent	148,281	154,073
Total assets	$11,044,063	$10,988,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,619	$8,345
Accrued expenses and other current liabilities	471,017	558,562
Deferred revenue, current	1,465,044	1,336,387
Total current liabilities	1,947,680	1,903,294
Deferred revenue, noncurrent	14,233	17,274
Operating lease liabilities, noncurrent	32,015	37,406
Other liabilities, noncurrent	100,058	95,363
Total liabilities	2,093,986	2,053,337
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2025 and January 31, 2025; 267,284,079 and 263,113,866 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively; 300,000,000 Class B shares authorized as of July 31, 2025 and January 31, 2025; 32,836,005 and 42,626,998 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	299	305
Additional paid-in capital	4,537,542	5,130,271
Accumulated other comprehensive (loss) income	(477)	4,990
Retained earnings	4,412,713	3,799,518
Total stockholders’ equity	8,950,077	8,935,084
Total liabilities and stockholders’ equity	$11,044,063	$10,988,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	$1,217,227	$1,162,520	$2,391,942	$2,303,754
Cost of revenue	273,165	285,089	551,567	558,391
Gross profit	944,062	877,431	1,840,375	1,745,363
Operating expenses:
Research and development	206,447	206,756	411,863	412,314
Sales and marketing	338,995	358,770	685,965	706,778
General and administrative	76,885	109,535	179,220	220,879
Total operating expenses	622,327	675,061	1,277,048	1,339,971
Income from operations	321,735	202,370	563,327	405,392
Gains on strategic investments, net	45,056	3,107	31,437	20,461
Other income, net	81,371	87,412	169,163	159,000
Income before provision for income taxes	448,162	292,889	763,927	584,853
Provision for income taxes	89,570	73,874	150,732	149,530
Net income	358,592	219,015	613,195	435,323
Net income per share:
Basic	$1.19	$0.71	$2.02	$1.41
Diluted	$1.16	$0.70	$1.97	$1.38
Weighted-average shares used in computing net income per share:
Basic	301,779,114	309,137,807	303,354,835	308,921,610
Diluted	308,224,372	314,027,192	310,515,069	314,696,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$358,592	$219,015	$613,195	$435,323
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of income tax benefit (expense) of $4,804 and $(6,038) for the three months ended July 31, 2025 and 2024, respectively, and $1,681 and $(346) for the six months ended July 31, 2025 and 2024, respectively	(15,622)	19,681	(5,467)	1,128
Comprehensive income	$342,970	$238,696	$607,728	$436,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	303,379,326	$302	$4,832,800	$15,145	$4,054,121	$8,902,368
Issuance of common stock upon exercise of stock options	116,150	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	2,561,963	3	(3)	—	—	—
Shares withheld related to net share settlement of equity awards	(700,970)	(1)	(55,303)	—	—	(55,304)
Issuance of common stock for employee stock purchase plan	714,513	1	36,057	—	—	36,058
Repurchase of common stock, including excise taxes	(5,950,898)	(6)	(465,891)	—	—	(465,897)
Stock-based compensation expense	—	—	189,461	—	—	189,461
Other comprehensive income	—	—	—	(15,622)	—	(15,622)
Net income	—	—	—	—	358,592	358,592
Balance as of July 31, 2025	300,120,084	$299	$4,537,542	$(477)	$4,412,713	$8,950,077

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	309,268,684	$309	$5,310,417	$(17,490)	$3,005,588	$8,298,824
Issuance of common stock upon exercise of stock options	112,363	—	839	—	—	839
Issuance of common stock upon release of restricted stock units	2,777,616	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchase of common stock, including excise taxes	(4,829,090)	(5)	(287,640)	—	—	(287,645)
Stock-based compensation expense	—	—	240,270	—	—	240,270
Other comprehensive income	—	—	—	19,681	—	19,681
Net income	—	—	—	—	219,015	219,015
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	471,770	—	1,375	—	—	1,375
Issuance of common stock upon release of restricted stock units	6,578,596	7	(7)	—	—	—
Shares withheld related to net share settlement of equity awards	(1,872,841)	(2)	(137,455)	—	—	(137,457)
Issuance of common stock for employee stock purchase plan	714,513	1	36,057	—	—	36,058
Repurchase of common stock, including excise taxes	(11,512,818)	(12)	(885,791)	—	—	(885,803)
Stock-based compensation expense	—	—	393,092	—	—	393,092
Other comprehensive income	—	—	—	(5,467)	—	(5,467)
Net income	—	—	—	—	613,195	613,195
Balance as of July 31, 2025	300,120,084	$299	$4,537,542	$(477)	$4,412,713	$8,950,077

	Six Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	221,827	—	1,855	—	—	1,855
Issuance of common stock upon release of restricted stock units	6,778,788	7	(7)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchase of common stock, including excise taxes	(7,229,395)	(7)	(437,686)	—	—	(437,693)
Stock-based compensation expense	—	—	470,965	—	—	470,965
Other comprehensive income	—	—	—	1,128	—	1,128
Net income	—	—	—	—	435,323	435,323
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$613,195	$435,323
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	390,268	467,375
Amortization of deferred contract acquisition costs	139,563	139,813
Depreciation and amortization	67,479	55,751
Deferred income taxes	(53,271)	(57,866)
Gains on strategic investments, net	(31,437)	(20,461)
Provision for accounts receivable allowances	10,120	12,518
Unrealized foreign exchange (gains) losses	(8,539)	7,229
Non-cash operating lease cost	12,494	11,957
Amortization of discount/premium on marketable securities	(21,635)	(35,840)
Other	3,812	(1,225)
Changes in operating assets and liabilities:
Accounts receivable	(23,608)	7,637
Prepaid expenses and other assets	3,160	61,035
Deferred contract acquisition costs	(129,552)	(110,719)
Accounts payable	4,794	267
Accrued expenses and other liabilities	(81,985)	(53,967)
Deferred revenue	125,015	133,629
Operating lease liabilities, net	(14,672)	(14,931)
Net cash provided by operating activities	1,005,201	1,037,525
Cash flows from investing activities:
Purchases of marketable securities	(2,227,043)	(2,181,315)
Maturities of marketable securities	2,088,081	1,644,169
Sales of marketable securities	12,525	—
Purchases of property and equipment	(33,876)	(102,742)
Purchases of strategic investments	(27,495)	(13,500)
Proceeds from strategic investments	2,505	4,654
Purchases of intangible assets	(500)	—
Net cash used in investing activities	(185,803)	(648,734)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,375	1,855
Proceeds from issuance of common stock for employee stock purchase plan	36,057	34,263
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(2,083)	2,859
Cash paid for repurchases of common stock, including excise taxes	(883,284)	(437,693)
Taxes paid related to net share settlement of equity awards	(137,457)	—
Net cash used in financing activities	(985,392)	(398,716)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,276	(6,146)
Net decrease in cash, cash equivalents, and restricted cash	(152,718)	(16,071)
Cash, cash equivalents, and restricted cash – beginning of period	1,361,417	1,565,380
Cash, cash equivalents, and restricted cash – end of period	$1,208,699	$1,549,309

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,198,576	$1,539,457
Restricted cash, current included in prepaid expenses and other current assets	10,123	9,852
Total cash, cash equivalents, and restricted cash	$1,208,699	$1,549,309
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides an AI-first open work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes Zoom Workplace (including Zoom Meetings and Zoom Phone), Zoom Business Services (including Zoom Contact Center), Employee Experience (including Workvivo), and more, all with AI at its core to improve productivity, collaboration, and business outcomes. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025. There have been no significant changes to these policies during the six months ended July 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which aims to improve financial reporting by requiring additional disclosure about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$873,974	71.8%	$835,728	71.9%	$1,721,670	72.0%	$1,654,411	71.8%
Asia Pacific (“APAC”)	148,337	12.2	142,315	12.2	290,108	12.1	280,629	12.2
Europe, Middle East, and Africa (“EMEA”)	194,916	16.0	184,477	15.9	380,164	15.9	368,714	16.0
Total	$1,217,227	100.0%	$1,162,520	100.0%	$2,391,942	100.0%	$2,303,754	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $85.2 million and $118.5 million as of July 31, 2025 and January 31, 2025, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was de minimis as of both July 31, 2025 and January 31, 2025.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. Revenue recognized from amounts included in deferred revenue at the beginning of each period totaled $644.9 million and $609.4 million for the three months ended July 31, 2025 and 2024, respectively, and $1,015.2 million and $955.4 million for the six months ended July 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $3,976.1 million, which consists of both billed consideration in the amount of $1,479.3 million and unbilled consideration in the amount of $2,496.8 million that we expect to recognize as revenue. We expect to recognize 61% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of July 31, 2025 and January 31, 2025, our marketable securities consisted of the following:

	As of July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$4,790,509	$4,278	$(5,400)	$4,789,387
Agency bonds	992,384	436	(1,242)	991,578
Corporate and other debt securities	730,062	1,122	(453)	730,731
Treasury bills	65,443	—	(29)	65,414
Commercial paper	2,963	—	—	2,963
Marketable securities	$6,581,361	$5,836	$(7,124)	$6,580,073

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$4,412,730	$8,449	$(5,249)	$4,415,930
Agency bonds	1,173,518	1,609	(643)	1,174,484
Corporate and other debt securities	719,145	2,069	(419)	720,795
Treasury bills	110,237	43	(1)	110,279
Commercial paper	20,841	—	—	20,841
Marketable securities	$6,436,471	$12,170	$(6,312)	$6,442,329
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $7.1 million and $6.2 million as of July 31, 2025 and January 31, 2025, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were de minimis as of both July 31, 2025 and January 31, 2025. We review the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended July 31, 2025 and 2024.
The following table presents the contractual maturities of our marketable securities as of July 31, 2025 and January 31, 2025:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Less than one year	$3,486,800	$3,534,014
Due in one to five years	3,093,273	2,908,315
Total	$6,580,073	$6,442,329

Strategic Investments
Strategic investments by type and measurement category as of July 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$82,755	$433,954	$127,253	$643,962
Debt securities	3,946	—	—	3,946
Strategic investments	$86,701	$433,954	$127,253	$647,908
Strategic investments by type and measurement category as of January 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$35,280	$452,160	$99,591	$587,031
Debt securities	4,450	—	—	4,450
Strategic investments	$39,730	$452,160	$99,591	$591,481
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the key valuation inputs utilized to determine such fair value:

	As of July 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$693,125	$693,125	$—	$—
Treasury bills	59,220	—	59,220	—
Cash equivalents	752,345	693,125	59,220	—
U.S. government agency securities	4,789,387	—	4,789,387	—
Agency bonds	991,578	—	991,578	—
Corporate and other debt securities	730,731	—	730,731	—
Treasury bills	65,414	—	65,414	—
Commercial paper	2,963	—	2,963	—
Marketable securities	6,580,073	—	6,580,073	—
Publicly held equity securities included in strategic investments	82,755	82,755	—	—
Privately held debt securities included in strategic investments	3,946	—	—	3,946
Total financial assets	$7,419,119	$775,880	$6,639,293	$3,946

	As of January 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$825,044	$825,044	$—	$—
Treasury bills	17,965	—	17,965	—
Agency bonds	23,992	—	23,992	—
Cash equivalents	867,001	825,044	41,957	—
U.S. government agency securities	4,415,930	—	4,415,930	—
Agency bonds	1,174,484	—	1,174,484	—
Corporate and other debt securities	720,795	—	720,795	—
Treasury bills	110,279	—	110,279	—
Commercial paper	20,841	—	20,841	—
Marketable securities	6,442,329	—	6,442,329	—
Publicly held equity securities included in strategic investments	35,280	35,280	—	—
Privately held debt securities included in strategic investments	4,450	—	—	4,450
Total financial assets	$7,349,060	$860,324	$6,484,286	$4,450
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
5.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Accounts receivable, gross	$539,700	$517,306
Less: allowance for credit losses	(17,987)	(17,262)
Less: allowance for returns	(4,914)	(4,816)
Accounts receivable, net	$516,799	$495,228
Below is a rollforward of our allowance for credit losses for the six months ended July 31, 2025 and 2024:

	2025	2024
	(in thousands)
Balance as of January 31	$17,262	$25,916
Provision for credit losses	9,637	13,052
Write-offs	(8,912)	(19,980)
Balance as of July 31	$17,987	$18,988

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Prepaid expenses	$162,562	$166,924
Restricted cash	10,123	12,037
Other	17,575	21,718
Prepaid expenses and other current assets	$190,260	$200,679
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Servers	$423,793	$427,664
Software	144,924	123,259
Computer and office equipment	44,489	47,021
Leasehold improvements	57,169	54,885
Furniture and fixtures	5,681	5,767
Property and equipment, gross	676,056	658,596
Less: accumulated depreciation and amortization	(374,599)	(328,121)
Property and equipment, net	$301,457	$330,475
Depreciation and amortization expense was $28.9 million and $25.7 million for the three months ended July 31, 2025 and 2024, respectively, and $60.9 million and $49.0 million for the six months ended July 31, 2025 and 2024, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Accounts receivable, noncurrent	$13,160	$19,266
Intangible assets subject to amortization, net	27,367	33,410
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	47,456	52,156
Income tax receivable, noncurrent	21,680	12,230
Other	13,379	11,772
Other assets, noncurrent	$148,281	$154,073

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Accrued expenses	$171,850	$200,416
Accrued compensation and benefits	135,851	193,110
Income tax liabilities	21,080	18,815
Sales and other non-income tax liabilities	39,622	41,755
Customer deposit liabilities	55,220	47,312
Operating lease liabilities, current	22,243	27,026
Other	25,151	30,128
Accrued expenses and other current liabilities	$471,017	$558,562
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2025	January 31, 2025

	(in thousands)
Sales and other non-income tax liabilities	$41,130	$41,517
Long-term income tax liabilities	54,104	49,449
Other	4,824	4,397
Other liabilities, noncurrent	$100,058	$95,363

6.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three and six months ended July 31, 2025, there have been no material changes to our non-cancelable purchase obligations from those disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC on February 28, 2025.

Legal Proceedings
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas seek documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. These investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. During the fiscal year ended January 31, 2025, we recorded an $18.0 million accrual with respect to a tentative settlement offer for the SEC matter. On July 30, 2025, the SEC informed us that their investigation has concluded and they do not intend to recommend an enforcement action. As a result, during the three months ended July 31, 2025, we reversed the $18.0 million previously accrued. The EDNY and NDCA investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. We do not know when the EDNY and NDCA matters will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We are unable to predict the ultimate outcome of these matters and are unable to reasonably estimate any range of possible loss for these matters.
On June 11, 2020 and July 30, 2020, purported shareholder derivative complaints were filed in the United States District Court for the District of Delaware against certain of our officers and directors. The lawsuits asserted state and federal claims and were based on the same alleged misstatements as the shareholder class action complaint. The lawsuits accused our board of directors of failing to exercise reasonable and prudent supervision over our management, policies, practices, and internal controls. The plaintiffs sought unspecified monetary damages on behalf of us as well as governance reforms. On September 25, 2020, the derivative cases were consolidated. On October 27, 2021, a third substantially identical lawsuit was filed in the same court against the same defendants, seeking unspecified monetary damages and governance reforms. On November 17, 2021, all three derivative lawsuits were consolidated. The consolidated case was stayed pending resolution of the motion to dismiss the securities class action. On April 11, 2023, the court entered a stipulated order that required defendants to answer, move, or otherwise respond to the operative complaint by June 12, 2023. On June 12, 2023, defendants filed a motion to dismiss the consolidated case. On August 11, 2023, the plaintiff in the consolidated case filed an amended complaint. On October 18, 2023, defendants filed their motion to dismiss the amended complaint. On December 22, 2023, plaintiff filed her opposition to the motion to dismiss, and on January 26, 2024, defendants filed their reply in support of the motion to dismiss. On April 1, 2024, the parties notified the court that the parties were engaged in good-faith, material settlement discussions, and requested that the court stay any proceedings and rulings in connection with the pending motion to dismiss while the parties attempted to reach a proposed resolution of this action. On April 2, 2024, the Court stayed the case. On January 14, 2025, the parties executed a Stipulation of Settlement (“Stipulation”) to resolve this matter. Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, Zoom agreed to enact certain corporate governance reforms and to pay plaintiff’s counsel a fee of up to $1.35 million. On January 16, 2025, the plaintiff filed a motion for preliminary approval of the settlement. On February 6, 2025, the court held a hearing on the motion for preliminary approval of the settlement. On April 16, 2025, the court preliminarily approved the settlement. On June 24, 2025, the plaintiff filed a motion for final approval of the settlement. On July 31, 2025, the court approved the settlement and awarded plaintiff’s counsel $1.35 million in fees. We accrued the $1.35 million fee and recorded it as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2025.
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the “Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. On May 28, 2025, the court preliminarily approved the settlement. On July 18, 2025, lead plaintiff filed a motion for final approval of the settlement. The Stipulation and settlement remain subject to final approval by the court. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2024.
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
During the three and six months ended July 31, 2025, we repurchased and subsequently retired 5,950,898 and 11,512,818 shares of our Class A common stock, respectively, for an aggregate amount of $463.4 million and $881.4 million, respectively. As of July 31, 2025, $724.7 million of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2025	2,394,918	$9.02	2.6	$187,284
Exercised	(471,770)	$2.91		$36,642
Canceled/forfeited/expired	(4,488)	$94.87
Outstanding and exercisable as of July 31, 2025	1,918,660	$10.33	2.5	$124,000
As of July 31, 2025, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	23,870,513	$73.48
Granted	5,161,763	$75.12
Vested	(6,578,596)	$76.26
Canceled/forfeited	(1,792,221)	$72.42
Unvested as of July 31, 2025	20,661,459	$73.14
As of July 31, 2025, unrecognized stock-based compensation expense related to RSUs was $1,367.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.
For the six months ended July 31, 2025, we granted 665.9 thousand RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs range from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of July 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $24.8 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$24,222	$31,299	$51,649	$62,874
Research and development	70,476	81,597	143,412	164,166
Sales and marketing	63,094	84,225	131,527	161,459
General and administrative	30,907	40,829	63,680	78,876
Total stock-based compensation expense	$188,699	$237,950	$390,268	$467,375
Benefit from income taxes	(35,067)	(43,742)	(73,228)	(87,216)
Total stock-based compensation expense recorded to net income	$153,632	$194,208	$317,040	$380,159
8.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Income before provision for income taxes	$448,162	$292,889	$763,927	$584,853
Provision for income taxes	89,570	73,874	150,732	149,530
Effective tax rate	20.0%	25.2%	19.7%	25.6%
The year-over-year change in effective tax rate for the three and six months ended July 31, 2025 was primarily driven by changes in income before taxes and changes in tax shortfalls and tax benefits related to stock-based compensation. For both the three and six months ended July 31, 2025 and July 31, 2024, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction, tax benefits related to stock-based compensation, and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.

9.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$316,729	$41,863	$186,687	$32,328	$534,869	$78,326	$370,754	$64,569
Reallocation of net income	(1,123)	1,123	(1,425)	1,425	(1,740)	1,740	(2,718)	2,718
Net income, diluted	$315,606	$42,986	$185,262	$33,753	$533,129	$80,066	$368,036	$67,287
Denominator:
Weighted-average shares used in computing net income per share, basic	266,548,290	35,230,824	263,506,853	45,630,954	264,605,839	38,748,996	263,100,802	45,820,808
Weighted-average shares used in computing net income per share, diluted	271,276,534	36,947,838	265,631,026	48,396,166	269,970,487	40,544,582	266,054,570	48,641,781
Net income per share, basic	$1.19	$1.19	$0.71	$0.71	$2.02	$2.02	$1.41	$1.41
Net income per share, diluted	$1.16	$1.16	$0.70	$0.70	$1.97	$1.97	$1.38	$1.38
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	1,390,763	—	14,850,761	—	1,826,669	—	12,596,651	—
Purchase rights committed under the ESPP	381,788	—	2,436,546	—	296,776	—	1,738,415	—
Outstanding stock options	87,993	—	96,890	—	89,815	—	99,622	—
Total	1,860,544	—	17,384,197	—	2,213,260	—	14,434,688	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of July 31, 2025 and 2024 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,217,227	$1,162,520	$2,391,942	$2,303,754

Adjusted cost of revenue (1)	245,413	249,315	490,044	485,453
Adjusted research and development (1)	133,797	120,650	260,876	237,370
Adjusted sales and marketing (1)	271,648	271,199	543,447	535,781
Adjusted general and administrative (1)	63,143	65,814	127,023	133,011
Stock-based compensation expense	188,699	237,950	390,268	467,375
Interest income	(81,159)	(88,260)	(162,940)	(166,248)
Other segment items (2)	(52,476)	12,963	(20,703)	26,159
Provision for income taxes	89,570	73,874	150,732	149,530
Segment net income	358,592	219,015	613,195	435,323
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$358,592	$219,015	$613,195	$435,323
(1) Excludes stock-based compensation expense and related payroll taxes, acquisition-related expenses, and litigation settlements, net
(2) Includes stock-based compensation related payroll taxes, acquisition-related expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income
11.    Subsequent Events
We have evaluated subsequent events from the balance sheet date through August 22, 2025, the date at which the condensed consolidated financial statements were available to be issued.
Subsequent to July 31, 2025, we recognized an unrealized gain of approximately $400.0 million on our strategic investments related to an equity investment in a private company. The unrealized gain reflects an increase in the fair value measurement of our investment following an observable transaction in August 2025.
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
Overview
Zoom Workplace with AI Companion is an AI-first open work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes Zoom Workplace (including Zoom Meetings and Zoom Phone), Zoom Business Services (including Zoom Contact Center), Employee Experience (including Workvivo), and more, all with AI at its core to improve productivity, collaboration, and business outcomes.
We strive to simplify the workday with tools that drive meaningful team collaboration and customer engagement. Zoom Workplace supports businesses by providing a secure, scalable solution for communication and collaboration. Together with Zoom Business Services, which include Zoom Contact Center, Zoom Revenue Accelerator, and Zoom Events that empower sales, marketing, and customer experience teams, Zoom is helping businesses foster stronger customer and employee relationships.
AI is core to Zoom’s product innovation. Over the past year, Zoom continued to invest in AI, expanding its agentic AI skills, agents, and models, and focused on three key areas: supporting individual productivity, powering better collaboration, and helping customer-facing teams get more done, do better work, and strengthen relationships with AI Companion. Our federated approach to AI dynamically leverages multiple Large Language Models (“LLMs”) (including those from OpenAI,

Anthropic, and Meta), as well as Small Language Models (“SLMs”), making AI more accessible and affordable so that more people can incorporate them in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications-like customer content (such as poll results, whiteboard, and reactions) to train Zoom’s or its third-party AI models.
Zoom’s platform prioritizes security and privacy, with 30 co-located data centers globally and robust encryption options. We are committed to delivering high-quality, real-time video, even in low-bandwidth conditions, while safeguarding our customers' data.
Revenue is driven by subscriptions to Zoom Workplace and Zoom Business Services. Our core offerings include Zoom Workplace Pro, Business, and Enterprise bundles, with vertical-specific plans for Education, Healthcare, and Government. We also offer Zoom Phone, with regional and global calling plans designed to meet diverse customer needs.
Our revenue was $1,217.2 million and $1,162.5 million for the three months ended July 31, 2025 and 2024, respectively, representing period-over-period growth of 4.7%. We had net income of $358.6 million and $219.0 million for the three months ended July 31, 2025 and 2024, respectively. Our revenue was $2,391.9 million and $2,303.8 million for the six months ended July 31, 2025 and 2024, respectively, representing period-over-period growth of 3.8%. We had net income of $613.2 million and $435.3 million for the six months ended July 31, 2025 and 2024, respectively. Net cash provided by operating activities was $1,005.2 million and $1,037.5 million for the six months ended July 31, 2025 and 2024, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including geopolitical conflicts, tariffs and escalating trade tensions, inflationary pressures, interest rate fluctuations, and the global market and foreign currency exchange rate volatility, continues to create uncertainty in demand for subscriptions to our open work platform. These factors, along with responses by central banks and government policies, have placed pressure on consumer and business behavior, leading to elongated sales cycles and increased scrutiny of IT budgets among existing and potential customers. For the three and six months ended July 31, 2025, compared to the three and six months ended July 31, 2024, we experienced continued growth in total revenue and revenue from Enterprise customers. However, several factors, in addition to the macroeconomic environment, have impacted and may continue to impact our growth rate, such as higher market penetration, increased competition, and the maturation of our business, among others.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant corporate income tax provisions, including the option to immediately deduct domestic research and development expenses or continue to capitalize and amortize such expenses for tax years beginning after December 31, 2024, the permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025, and modifications to international tax rules such as future changes to the calculation of Global Low-Taxed Income (GILTI) and the Foreign-Derived Intangible Income (FDII) deduction. The impacts of OBBBA on our financial statements for the three months ended July 31, 2025 were not material; however, as our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
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

Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Over the past few years, macroeconomic headwinds have resulted in slower hiring and higher seat count downsells from our existing Enterprise customers in key markets that have impacted the rate of expansion and have caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent. Despite the decline in our net dollar expansion metric, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom Contact Center, and Workvivo. To address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 60.0% and 58.7% of total revenue for the three months ended July 31, 2025 and 2024, respectively, and 60.0% and 58.5% of total revenue for the six months ended July 31, 2025 and 2024, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 98% as of both July 31, 2025 and 2024.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-sized businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 40.0% and 41.3% of total revenue for the three months ended July 31, 2025 and 2024, respectively, and 40.0% and 41.5% of total revenue for the six months ended July 31, 2025 and 2024, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.9% per month for both the three months ended July 31, 2025 and 2024, and 2.9% and 3.1% per month for the six months ended July 31, 2025 and 2024, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of July 31, 2025 and 2024, the percentage of total Online MRR from Online customers with a continuous term of service of at least 16 months was 74.9% and 74.4%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest in enhancing the capabilities of Zoom Workplace and Zoom Business Services. This includes ongoing investments in AI, with a focus on expanding agentic AI skills, agents, and models. Recent product innovations and enhancements include Zoom AI Companion, Zoom Docs, Zoom Tasks and continued enhancements for Phone, Meetings, Zoom Rooms, Sessions, Webinars, Events, Workvivo, Contact Center, and more. We also deliver Zoom Phone calling plans in more than 45 countries and territories as of July 31, 2025.
We recently launched several products and enhancements, including new agentic AI offerings that drive productivity and collaboration, new app integrations for the Custom AI Companion add-on, a next-generation Zoom Virtual Agent that enhances customer support experiences, innovations in Zoom Spaces to improve collaboration, and updates to real-time media streams for better communication. The next-generation Zoom Virtual Agent is an AI-driven solution that uses agentic AI to autonomously resolve customer support issues across chat and voice channels. It features advanced reasoning, integrates with Zoom Contact Center and other leading platforms, and helps reduce escalations while improving efficiency and satisfaction.
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
We offer end-to-end encryption (“E2EE”) for meetings with up to 1,000 participants, as well as for one-on-one Zoom Phone calls within the same account. With E2EE, encryption keys are generated and managed on users’ devices rather than on Zoom’s servers, providing an added layer of privacy. In addition, we introduced post-quantum E2EE in May 2024 for Zoom Workplace. We believe this makes Zoom the first unified communications as a service (“UCaaS”) provider to offer a post-quantum E2EE solution for video conferencing.
International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and while our international revenue has stabilized in recent quarters, we continue to view international expansion as a meaningful long-term opportunity. Our revenue from the rest of the world (APAC and EMEA) represented 28.2% and 28.1% of our total revenue for the three months ended July 31, 2025 and 2024, respectively, and 28.0% and 28.2% of our total revenue for the six months ended July 31, 2025 and 2024, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
Key Business Metric
We review the following key business metric to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 32.2% and 30.5% of total revenue for the three months ended July 31, 2025 and 2024, respectively, and 32.2% and 30.4% of total revenue for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and 2024, we had 4,274 and 3,933 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
Non-GAAP Financial Measure
In addition to our results determined in accordance with GAAP, free cash flow (“FCF”) is a non-GAAP financial measure that we believe is useful in evaluating our liquidity.
Free Cash Flow
We define FCF as GAAP net cash provided by operating activities less purchases of property and equipment. We believe that FCF is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our operations that, after investments in property and equipment, can be used for future growth or other corporate purposes. FCF is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. It is important to note that other companies, including companies in our industry, may not use this metric, may calculate this metric differently, or may use other financial measures to evaluate their liquidity, all of which could reduce the usefulness of this non-GAAP metric as a comparative measure.
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,005,201	$1,037,525
Less: purchases of property and equipment	(33,876)	(102,742)
Free cash flow (non-GAAP)	$971,325	$934,783
Net cash used in investing activities	$(185,803)	$(648,734)
Net cash used in financing activities	$(985,392)	$(398,716)
Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our unified communications and collaboration platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our unified communications and collaboration platform. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term, which can include a free period discount.
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
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses associated with our finance, legal, and other organizations; professional fees for external legal, accounting, and other consulting services; expected credit losses; insurance; certain indirect taxes; litigation settlements; corporate security and regulatory expenses; and allocated overhead.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,217,227	$1,162,520	$2,391,942	$2,303,754
Cost of revenue (1)	273,165	285,089	551,567	558,391
Gross profit	944,062	877,431	1,840,375	1,745,363
Operating expenses:
Research and development (1)	206,447	206,756	411,863	412,314
Sales and marketing (1)	338,995	358,770	685,965	706,778
General and administrative (1)	76,885	109,535	179,220	220,879
Total operating expenses	622,327	675,061	1,277,048	1,339,971
Income from operations	321,735	202,370	563,327	405,392
Gains on strategic investments, net	45,056	3,107	31,437	20,461
Other income, net	81,371	87,412	169,163	159,000
Income before provision for income taxes	448,162	292,889	763,927	584,853
Provision for income taxes	89,570	73,874	150,732	149,530
Net income	$358,592	$219,015	$613,195	$435,323

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$24,222	$31,299	$51,649	$62,874
Research and development	70,476	81,597	143,412	164,166
Sales and marketing	63,094	84,225	131,527	161,459
General and administrative	30,907	40,829	63,680	78,876
Total stock-based compensation expense	$188,699	$237,950	$390,268	$467,375

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.4	24.5	23.1	24.2
Gross profit	77.6	75.5	76.9	75.8
Operating expenses:
Research and development	17.0	17.8	17.2	17.9
Sales and marketing	27.8	30.9	28.7	30.7
General and administrative	6.4	9.4	7.4	9.6
Total operating expenses	51.2	58.1	53.3	58.2
Income from operations	26.4	17.4	23.6	17.6
Gains on strategic investments, net	3.7	0.3	1.3	0.9
Other income, net	6.7	7.5	7.1	6.9
Income before provision for income taxes	36.9	25.2	31.9	25.4
Provision for income taxes	7.4	6.4	6.3	6.5
Net income	29.5%	18.8%	25.6%	18.9%

Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Revenue	$1,217,227	$1,162,520	4.7%
Revenue for the three months ended July 31, 2025 increased by $54.7 million, or 4.7%, compared to the three months ended July 31, 2024. The increase was driven by 7.0% growth in revenue from Enterprise customers, of which 57.4% and 42.6% was from new and existing customers, respectively, and by a 1.4% increase in revenue from Online customers.
Cost of Revenue

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Cost of revenue	$273,165	$285,089	(4.2)%
Gross profit	944,062	877,431	7.6%
Gross margin	77.6%	75.5%
Cost of revenue for the three months ended July 31, 2025 decreased by $11.9 million, or 4.2%, compared to the three months ended July 31, 2024. The decline was mainly due to a $7.1 million reduction in stock-based compensation as well as lower hosting costs. The reduction in SBC is due to changes in our equity program, while the decrease in hosting costs was due to cloud optimizations and operational efficiencies.
Gross margin grew to 77.6% for the three months ended July 31, 2025, from 75.5% for the three months ended July 31, 2024. The increase in gross margin was mainly due to a decrease in stock-based compensation and hosting costs.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Research and development	$206,447	$206,756	(0.1)%
Research and development expense for the three months ended July 31, 2025 decreased by $0.3 million, or 0.1%, compared to the three months ended July 31, 2024. A $11.1 million decrease in stock-based compensation was largely offset by continued investment in AI-innovation, including a $6.3 million increase in personnel-related expenses as a result of higher headcount.

Sales and Marketing

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Sales and marketing	$338,995	$358,770	(5.5)%
Sales and marketing expense for the three months ended July 31, 2025 decreased by $19.8 million, or 5.5%, compared to the three months ended July 31, 2024. The decrease was primarily driven by lower stock-based compensation of $21.1 million.
General and Administrative

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
General and administrative	$76,885	$109,535	(29.8)%
General and administrative expense for the three months ended July 31, 2025 decreased by $32.7 million, or 29.8%, compared to the three months ended July 31, 2024. The favorable variance was primarily driven by the reversal of a previous accrual of $18.0 million related to an SEC investigation and a $16.6 million decrease in personnel-related expenses, including a $9.9 million decrease in stock-based compensation.
Gains on Strategic Investments, Net

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Gains on strategic investments, net	$45,056	$3,107	1,350.1%
Gains on strategic investments, net for the three months ended July 31, 2025 and July 31, 2024 were primarily driven by changes in the fair value of our publicly and privately held securities.
Other Income, Net

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Other income, net	$81,371	$87,412	(6.9)%
Other income, net for the three months ended July 31, 2025 decreased by $6.0 million, or 6.9%, compared to the three months ended July 31, 2024. The decrease was primarily due to lower investment yields from cash and marketable securities.

Provision for Income Taxes

	Three Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Provision for income taxes	$89,570	$73,874	21.2%
Provision for income taxes for the three months ended July 31, 2025 increased by $15.7 million, or 21.2%, compared to the three months ended July 31, 2024. The year-over-year change was primarily due to an increase in income before taxes partially offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.

Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Revenue	$2,391,942	$2,303,754	3.8%
Revenue for the six months ended July 31, 2025 increased by $88.2 million, or 3.8%, compared to the six months ended July 31, 2024. The increase in revenue was due to a 6.4% growth in revenue from Enterprise customers, of which 53.6% and 46.4% was from new and existing customers, respectively. Revenue from Online customers remained flat year over year.
Cost of Revenue

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Cost of revenue	$551,567	$558,391	(1.2)%
Gross profit	$1,840,375	$1,745,363	5.4%
Gross margin	76.9%	75.8%
Cost of revenue for the six months ended July 31, 2025 decreased by $6.8 million, or 1.2%, compared to the six months ended July 31, 2024. The decrease was primarily due to a lower personnel related expenses of $9.8 million, including an $11.2 million decline in stock-based compensation, due to changes in our equity program.
Gross margin increased to 76.9% for the six months ended July 31, 2025 from 75.8% for the six months ended July 31, 2024, mainly due to a decrease in stock-based compensation.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Research and development	$411,863	$412,314	(0.1)%
Research and development expense for the six months ended July 31, 2025 decreased by $0.5 million, or 0.1%, compared to the six months ended July 31, 2024. A $20.8 million decrease in stock-based compensation was largely offset by continued investments in AI-innovation, including a $10.0 million increase in personnel related expenses from higher headcount, along with additional costs associated with AI-related software and facilities.
Sales and Marketing

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Sales and marketing	$685,965	$706,778	(2.9)%
Sales and marketing expense for the six months ended July 31, 2025 decreased by $20.8 million, or 2.9%, compared to the six months ended July 31, 2024. The decrease in sales and marketing expense was primarily due to lower personnel-related expenses, including a $29.9 million decrease in stock-based compensation, partially offset by costs to support our customer engagement and growth initiatives.
General and Administrative

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
General and administrative	$179,220	$220,879	(18.9)%
General and administrative expense for the six months ended July 31, 2025 decreased by $41.7 million, or 18.9%, compared to the six months ended July 31, 2024. The reduction was primarily driven by the reversal of a previous accrual of $18.0 million related to an SEC investigation and a $23.9 million decrease in personnel-related expenses, including a $15.2 million reduction in stock-based compensation.
Gains on Strategic Investments, Net

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Gains on strategic investments, net	$31,437	$20,461	53.6%
Gains on strategic investments, net for the six months ended July 31, 2025 and July 31, 2024 were primarily driven by changes in the fair value of our publicly and privately held securities.
Other Income, Net

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Other income, net	$169,163	$159,000	6.4%
Other income, net for the six months ended July 31, 2025 increased by $10.2 million, or 6.4%, compared to the six months ended July 31, 2024. The increase was primarily due to a $13.0 million increase from changes in foreign currency exchange rates, partially offset by a $3.3 million decrease in investment yields from cash and marketable securities.
Provision for Income Taxes

	Six Months Ended July 31,
	2025	2024	% Change

	(in thousands)
Provision for income taxes	$150,732	$149,530	0.8%
Provision for income taxes for the six months ended July 31, 2025 increased by $1.2 million, or 0.8%, compared to the six months ended July 31, 2024. The year-over-year change was due primarily to an increase in income before taxes offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.8 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,005,201	$1,037,525
Net cash used in investing activities	$(185,803)	$(648,734)
Net cash used in financing activities	$(985,392)	$(398,716)
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
Net cash provided by operating activities was $1,005.2 million for the six months ended July 31, 2025, compared to $1,037.5 million for the six months ended July 31, 2024. Despite higher net income year over year, net cash provided by operating activities remained relatively flat mainly due to payment timing differences in various working capital accounts.
Investing Activities
Net cash used in investing activities of $185.8 million for the six months ended July 31, 2025 was driven by net purchases of marketable securities of $126.4 million, purchases of property and equipment of $33.9 million, and purchases of strategic investments of $27.5 million.
Net cash used in investing activities of $648.7 million for the six months ended July 31, 2024 was primarily due to net purchases of marketable securities of $537.1 million, purchases of property and equipment of $102.7 million, and purchases of strategic investments of $13.5 million.
Financing Activities
Net cash used in financing activities of $985.4 million for the six months ended July 31, 2025 was primarily due to cash paid for repurchases of common stock, including excise taxes, of $883.3 million and taxes paid related to net share settlement of equity awards of $137.5 million, partially offset by proceeds from the issuance of common stock under our ESPP of $36.1 million.
Net cash used in financing activities of $398.7 million for the six months ended July 31, 2024 was primarily due to cash paid for repurchases of common stock of $437.7 million, partially offset by proceeds from the issuance of common stock under our ESPP of $34.3 million.
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
During the three and six months ended July 31, 2025, we repurchased and subsequently retired 5,950,898 and 11,512,818 shares of our Class A common stock, respectively, for an aggregate amount of $463.4 million and $881.4 million, respectively.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion in amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the six months ended July 31, 2025 and 2024, 19.6% and 19.3% of our revenue, respectively, and 17.5% and 15.1% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2025 and 2024. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,198.6 million and marketable securities of $6,580.1 million as of July 31, 2025. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2025 and 2024.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends upon our ability to attract new customers and maintain and expand our relationships with our existing customers, including upselling additional products and new product categories to our existing customers and upgrading users from a free plan to one of our paid offerings.
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
In February 2022, we launched Zoom Contact Center, an omnichannel contact center solution that is optimized for video, which competes against companies that offer similar services, such as Five9, Genesys, and NICE inContact, and new competitors that may enter that market in the future. As we continue to build out our platform, we may face increased competition from companies that offer similar services and new competitors that may enter that market in the future. During the COVID-19 pandemic, we saw a significant increase in usage and subscriptions from smaller customers, many of whom are consumers or small and medium-sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing, customers and partner relationships; more third-party integrations; greater accessibility across devices and applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
We have incurred net losses in the past, and there are no assurances we will be able to maintain or increase profitability in the future.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit issued a decision overturning the FCC order. A petition for rehearing of the decision filed by proponents of network neutrality was denied on March 11, 2025. On August 8, 2025, the proponents of network neutrality announced that they would not seek Supreme Court review of the Sixth Circuit decision. We cannot predict the impact of the Sixth Circuit decision and the reinstatement of the prior rules on our operations or business.
In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers, including legislation to impose state-level network requirements in New York. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. Several other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022 and the challenge has been suspended until an appeal in another case addressing state powers to adopt internet regulation is resolved. The FCC’s April 24 order, which, as described above, was overturned by the Sixth Circuit Court of Appeals, permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. Under the FCC’s 2018 rules, which currently remain in effect, broadband internet access providers may be able to charge web-based services such as ours for priority access or favor services offered by our competitors or by the internet access providers themselves, which could result in increased costs and a loss of existing customers, impair our ability to attract new customers, and harm our business but the 2024 rules, if they go into effect, are intended to limit the ability of broadband internet access providers to engage in such behavior.
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

Cyberattacks, other malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our proprietary, confidential, and sensitive data and information technology systems, and those of the third parties with whom we work. Cloud-based platform providers of products and services have been and are expected to continue to be targeted. Threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, which could materially disrupt our systems and operations, supply chain, and ability to provide our services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations or our ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Moreover, we and many similarly situated companies have been targeted by nation-state sponsored schemes intended to defraud companies through remote-work IT scams. While to date, these scams have not been successful, if they were to succeed, these scams could expose us to governmental and regulatory as well as market and media scrutiny regarding the actual or perceived integrity of our platform or data security, as well as other potential liability and consequences. Additionally, our platform, products, and services are relied on by a large number of companies worldwide and as a result, if our platform, products, or solutions are compromised, a significant number or all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.
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
Many governments have enacted laws requiring companies to provide notice of data security incidents, including those recently promulgated by the SEC. These laws may also require us to take certain measures, such as providing credit monitoring to individuals. Such laws are inconsistent, compliance in the event of a widespread data breach is costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, some of our customers require us to notify them of data security breaches.

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
Increased usage of our services, novel uses of our services, and additional awareness of Zoom and our brand have led and could in the future lead to greater public scrutiny of, press related to, or a negative perception of our information security and potential vulnerabilities associated with our platform. For example, during the COVID-19 pandemic, we opened our platform to unprecedented numbers of first-time users, leading to challenges for users who did not have full IT support or established protocols for security and privacy like our larger customers. As a result, we have experienced negative publicity related to meeting disruptions and security and privacy issues, including on encryption. Such unfavorable publicity and scrutiny could result in material reputational harm, a loss of customer and user confidence, increased regulatory or litigation exposure, additional expenses, and other harm to our business.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.0% and 28.2% of our revenue for the six months ended July 31, 2025 and 2024, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.

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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2025 and 2024, 19.6% and 19.3% of our revenue, respectively, and 17.5% and 15.1% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal year ended July 31, 2025, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

While the One Big Beautiful Bill Act (“OBBBA”) did not result in our being subject to the Corporate Alternative Minimum Tax (“CAMT”) for the current year, future changes in our financial results, business operations, or the interpretation and application of OBBBA provisions could cause us to become subject to CAMT in subsequent periods, which may materially increase our income tax liability.
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
The OECD has also been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during our fiscal year ended January 31, 2025, and the remaining rules becoming effective for our fiscal year ending January 31, 2026, or in later periods. Further, on June 28, 2025, the G7 released a joint statement that it had reached an understanding to modify the approach to Pillar Two, aiming to simplify administration of the rules. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. On July 30, 2025, the SEC informed us that their investigation has concluded and they do not intend to recommend an enforcement action. The EDNY and NDCA investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.

We do not know when the EDNY and NDCA matters will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take.
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
The U.S. or foreign governments have taken and may in the future take administrative, legislative, or regulatory action, including imposing tariffs, that could materially interfere with our ability to sell products in certain countries, and the recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. The direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. The effects of tariffs are uncertain because of the dynamic nature of governmental action and responses. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. We cannot predict what actions may ultimately be taken by the current administration or future administrations with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
Further, the U.S. Government has expressed concerns with the security of information and communications technology and services (“ICTS”) sourced from providers in China, Russia, and other jurisdictions. In May 2019, an executive order was issued invoking national emergency economic powers to implement a framework to regulate the acquisition or transfer of ICTS in transactions that imposed undue national security risks. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. On March 22, 2021, the U.S. Department of Commerce issued an interim final rule allowing it to identify, review, and prohibit ICTS transactions that pose a national security risk, including transactions involving specified countries, such as China. Several aspects of this rule remain unclear, including the scope of affected transactions and how the rule will be implemented and enforced in practice. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact. Depending upon their duration and implementation, these tariffs, the executive order and its implementation, and other regulatory actions could materially affect our business, including in the form of increased cost of revenue, decreased margins, increased pricing for customers, and reduced sales.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that it would review both the Florida and Texas decisions, and on July 1, 2024, the Court issued a decision returning both cases to the trial courts for additional analysis. The district court in Texas, on August 29, 2024, issued a decision staying some portions of the Texas law and allowing others to go into effect, relying on analysis under both Section 230 and the First Amendment, on November 18, 2024, the Fifth Circuit issued an order setting parameters for the district court's consideration of the issues raised by the Supreme Court and on January 31, 2025, the plaintiffs refiled their complaint with revisions to reflect the Supreme Court decision. The August 2024 decision is subject to a pending appeal. The district court in Florida denied a motion to dismiss the suit in that state on May 22, 2025. Florida amended its statute in an effort to address issues that led the court to issue the stay. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. In addition, on August 27, 2024, the U.S. Court of Appeals for the Third Circuit issued a decision limiting the protections afforded by Section 230 in cases where a social media company curates user feeds to the extent that the feed becomes the speech of the company, reversing a trial court decision that immunized the company under Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and is considering proposed rules that would ban those companies from selling previously-authorized equipment or could prohibit the use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from such companies, we could be required to find new sources for similar equipment or replace existing equipment entirely. On May 27, 2025, the FCC released a notice of proposed rulemaking that proposes requiring companies holding FCC licenses or authorizations to certify whether they are owned, controlled, or subject to the authority of foreign adversaries and, if so, to disclose their ownership. We cannot predict if or when the FCC will adopt the proposed rules or similar rules and any impact on our operations or business.
On March 12, 2025, the FCC opened a proceeding to begin the process of identifying FCC rules, regulations, and guidance documents for elimination or modification to alleviate unnecessary regulatory burdens and eliminating or modifying such rules. This proceeding could result in substantial changes to the FCC’s rules, including the elimination or modification of rules that impose burdens on us and rules that benefit us, including those that prevent anticompetitive behavior by competitors. We cannot predict which rules will be affected by this initiative, when the FCC will act, or the impact of any elimination or modification of existing FCC rules on our operations or business.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2025, the holders of our outstanding Class B common stock held 55.1% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 49.5% of such voting power in the aggregate. As of July 31, 2025, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.2% of our outstanding capital stock but controlled approximately 36.3% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended July 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
May 1 – 31, 2025	2,300,610	$80.70	2,300,610	$1,002,449
June 1 – 30, 2025	1,029,832	$77.53	1,029,832	$922,607
July 1 – 31, 2025	2,620,456	$75.51	2,620,456	$724,723
Total	5,950,898	$77.87	5,950,898

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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Aparna Bawa, Chief Operating Officer(1)	Adoption	06/04/2025	X		Up to 90,413(3)	10/16/2026
Michelle Chang, Chief Financial Officer	Adoption	06/13/2025	X		Up to 112,850(3)	10/16/2026
Eric Yuan, Chief Executive Officer(2)	Adoption	06/20/2025	X		Up to 1,211,822(3)	11/13/2026
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
(3) The shares reflected in the table as to be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares withheld to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan, pursuant to the Company’s non-discretionary tax withholding procedures.

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

ZOOM COMMUNICATIONS, INC.

Date: August 22, 2025	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2025	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)