Form 10-Q
period 2025-10-31
Zoom Communications, Inc.
filed 2025-11-25
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 14, 2025, the number of shares of the registrant’s Class A common stock outstanding was 265,569,716 and the number of shares of the registrant’s Class B common stock outstanding was 30,531,253.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2025

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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2025	January 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,215,877	$1,349,380
Marketable securities	6,727,428	6,442,329
Accounts receivable, net of allowances of $18,128 and $22,078 as of October 31, 2025 and January 31, 2025, respectively	417,693	495,228
Deferred contract acquisition costs, current	175,047	188,358
Prepaid expenses and other current assets	178,922	200,679
Total current assets	8,714,967	8,675,974
Deferred contract acquisition costs, noncurrent	118,316	123,464
Property and equipment, net	284,851	330,475
Operating lease right-of-use assets	40,870	55,900
Strategic investments	1,052,604	591,481
Goodwill	307,295	307,295
Deferred tax assets	746,400	749,759
Other assets, noncurrent	125,508	154,073
Total assets	$11,390,811	$10,988,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,843	$8,345
Accrued expenses and other current liabilities	514,778	558,562
Deferred revenue, current	1,431,802	1,336,387
Total current liabilities	1,959,423	1,903,294
Deferred revenue, noncurrent	12,682	17,274
Operating lease liabilities, noncurrent	28,072	37,406
Other liabilities, noncurrent	103,794	95,363
Total liabilities	2,103,971	2,053,337
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of October 31, 2025 and January 31, 2025; 266,345,564 and 263,113,866 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively; 300,000,000 Class B shares authorized as of October 31, 2025 and January 31, 2025; 30,678,509 and 42,626,998 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	296	305
Additional paid-in capital	4,250,595	5,130,271
Accumulated other comprehensive income	10,363	4,990
Retained earnings	5,025,586	3,799,518
Total stockholders’ equity	9,286,840	8,935,084
Total liabilities and stockholders’ equity	$11,390,811	$10,988,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$1,229,835	$1,177,541	$3,621,777	$3,481,295
Cost of revenue	271,770	283,881	823,337	842,272
Gross profit	958,065	893,660	2,798,440	2,639,023
Operating expenses:
Research and development	210,097	222,980	621,960	635,294
Sales and marketing	342,814	361,703	1,028,779	1,068,481
General and administrative	94,740	126,137	273,960	347,016
Total operating expenses	647,651	710,820	1,924,699	2,050,791
Income from operations	310,414	182,840	873,741	588,232
Gains on strategic investments, net	406,060	6,324	437,497	26,785
Other income, net	78,235	91,248	247,398	250,248
Income before provision for income taxes	794,709	280,412	1,558,636	865,265
Provision for income taxes	181,836	73,362	332,568	222,892
Net income	612,873	207,050	1,226,068	642,373
Net income per share:
Basic	$2.05	$0.67	$4.06	$2.08
Diluted	$2.01	$0.66	$3.97	$2.04
Weighted-average shares used in computing net income per share:
Basic	298,660,092	307,529,696	301,807,298	308,443,893
Diluted	305,024,411	314,191,269	308,702,227	314,514,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$612,873	$207,050	$1,226,068	$642,373
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of income tax expense of $3,333 and $1,410 for the three months ended October 31, 2025 and 2024, respectively, and $1,652 and $1,756 for the nine months ended October 31, 2025 and 2024, respectively	10,840	4,596	5,373	5,724
Comprehensive income	$623,713	$211,646	$1,231,441	$648,097
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	300,120,084	$299	$4,537,542	$(477)	$4,412,713	$8,950,077
Issuance of common stock upon exercise of stock options	234,537	1	478	—	—	479
Issuance of common stock upon release of restricted stock units	2,449,631	2	(2)	—	—	—
Shares withheld related to net share settlement of equity awards	(668,691)	(1)	(54,810)	—	—	(54,811)
Repurchase of common stock, including excise taxes	(5,111,488)	(5)	(416,826)	—	—	(416,831)
Stock-based compensation expense	—	—	184,213	—	—	184,213
Other comprehensive income	—	—	—	10,840	—	10,840
Net income	—	—	—	—	612,873	612,873
Balance as of October 31, 2025	297,024,073	$296	$4,250,595	$10,363	$5,025,586	$9,286,840

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	307,995,624	$308	$5,298,145	$2,191	$3,224,603	$8,525,247
Issuance of common stock upon exercise of stock options	263,306	—	1,897	—	—	1,897
Issuance of common stock upon release of restricted stock units	2,742,645	3	(3)	—	—	—
Repurchase of common stock, including excise taxes	(4,377,296)	(5)	(301,613)	—	—	(301,618)
Stock-based compensation expense	—	—	242,662	—	—	242,662
Other comprehensive income	—	—	—	4,596	—	4,596
Net income					207,050	207,050
Balance as of October 31, 2024	306,624,279	$306	$5,241,088	$6,787	$3,431,653	$8,679,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	706,307	1	1,853	—	—	1,854
Issuance of common stock upon release of restricted stock units	9,028,227	9	(9)	—	—	—
Shares withheld related to net share settlement of equity awards	(2,541,532)	(3)	(192,265)	—	—	(192,268)
Issuance of common stock for employee stock purchase plan	714,513	1	36,057	—	—	36,058
Repurchase of common stock, including excise taxes	(16,624,306)	(17)	(1,302,617)	—	—	(1,302,634)
Stock-based compensation expense	—	—	577,305	—	—	577,305
Other comprehensive income	—	—	—	5,373	—	5,373
Net income	—	—	—	—	1,226,068	1,226,068
Balance as of October 31, 2025	297,024,073	$296	$4,250,595	$10,363	$5,025,586	$9,286,840

	Nine Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	485,133	—	3,752	—	—	3,752
Issuance of common stock upon release of restricted stock units	9,521,433	10	(10)	—	—	—
Issuance of common stock for employee stock purchase plan	666,051	1	34,262	—	—	34,263
Repurchase of common stock, including excise taxes	(11,606,691)	(12)	(739,299)	—	—	(739,311)
Stock-based compensation expense	—	—	713,627	—	—	713,627
Other comprehensive income	—	—	—	5,724	—	5,724
Net income	—	—	—	—	642,373	642,373
Balance as of October 31, 2024	306,624,279	$306	$5,241,088	$6,787	$3,431,653	$8,679,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,226,068	$642,373
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	575,550	708,370
Amortization of deferred contract acquisition costs	210,779	211,040
Depreciation and amortization	99,870	88,041
Deferred income taxes	133	(72,135)
Gains on strategic investments, net	(437,497)	(26,785)
Provision for accounts receivable allowances	13,666	17,039
Unrealized foreign exchange (gains) losses	(8,548)	4,801
Non-cash operating lease cost	18,907	17,861
Amortization of discount/premium on marketable securities	(26,340)	(54,765)
Other	6,158	3,418
Changes in operating assets and liabilities:
Accounts receivable	84,453	74,272
Prepaid expenses and other assets	25,057	(5,754)
Deferred contract acquisition costs	(192,320)	(166,795)
Accounts payable	6,373	(1,447)
Accrued expenses and other liabilities	(35,289)	(2,968)
Deferred revenue	88,423	106,248
Operating lease liabilities, net	(20,916)	(22,072)
Net cash provided by operating activities	1,634,527	1,520,742
Cash flows from investing activities:
Purchases of marketable securities	(3,352,960)	(3,702,166)
Maturities of marketable securities	3,078,276	2,690,418
Sales of marketable securities	17,525	47,482
Purchases of property and equipment	(48,885)	(128,226)
Purchases of strategic investments	(27,495)	(13,500)
Proceeds from strategic investments	3,868	4,854
Purchases of intangible assets	(500)	—
Net cash used in investing activities	(330,171)	(1,101,138)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,854	3,752
Proceeds from issuance of common stock for employee stock purchase plan	36,057	34,263
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(100)	2,190
Cash paid for repurchases of common stock, including excise taxes	(1,296,990)	(739,311)
Taxes paid related to net share settlement of equity awards	(192,268)	—
Net cash used in financing activities	(1,451,447)	(699,106)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13,262	(3,020)
Net decrease in cash, cash equivalents, and restricted cash	(133,829)	(282,522)
Cash, cash equivalents, and restricted cash – beginning of period	1,361,417	1,565,380
Cash, cash equivalents, and restricted cash – end of period	$1,227,588	$1,282,858

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$1,215,877	$1,273,823
Restricted cash, current included in prepaid expenses and other current assets	11,711	9,035
Total cash, cash equivalents, and restricted cash	$1,227,588	$1,282,858
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025. There have been no significant changes to these policies during the nine months ended October 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We will adopt ASU 2023-09 for the fiscal year ending January 31, 2026, and are currently evaluating its impact on our consolidated financials. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements other than expanded income tax disclosures.
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
In September 2025, the Financial Accounting Standards Board issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which aims to modernize financial reporting by updating how entities recognize and disclose costs incurred for software developed for internal use. ASU 2025-06 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. We early adopted ASU 2025-05 as of the third quarter of fiscal year 2026. Adoption of the ASU did not have an impact on our consolidated financial statements.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$886,660	72.1%	$846,289	71.9%	$2,608,329	72.0%	$2,500,700	71.8%
Asia Pacific (“APAC”)	149,844	12.2	144,339	12.3	439,952	12.1	424,968	12.2
Europe, Middle East, and Africa (“EMEA”)	193,331	15.7	186,913	15.8	573,496	15.9	555,627	16.0
Total	$1,229,835	100.0%	$1,177,541	100.0%	$3,621,777	100.0%	$3,481,295	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $90.8 million and $118.5 million as of October 31, 2025 and January 31, 2025, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent was de minimis as of both October 31, 2025 and January 31, 2025.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. Revenue recognized from amounts included in deferred revenue at the beginning of each period totaled $660.2 million and $626.5 million for the three months ended October 31, 2025 and 2024, respectively, and $1,244.8 million and $1,165.9 million for the nine months ended October 31, 2025 and 2024, respectively.

Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of October 31, 2025, the aggregate amount of the transaction price allocated to our remaining performance obligations was $4,022.3 million, which consists of both billed consideration in the amount of $1,444.5 million and unbilled consideration in the amount of $2,577.8 million that we expect to recognize as revenue. We expect to recognize 60% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
3.    Investments
Marketable Securities
As of October 31, 2025 and January 31, 2025, our marketable securities consisted of the following:

	As of October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$4,940,717	$11,255	$(1,116)	$4,950,856
Agency bonds	967,640	1,098	(334)	968,404
Corporate and other debt securities	748,969	2,110	(154)	750,925
Treasury bills	54,219	28	—	54,247
Commercial paper	2,996	—	—	2,996
Marketable securities	$6,714,541	$14,491	$(1,604)	$6,727,428

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$4,412,730	$8,449	$(5,249)	$4,415,930
Agency bonds	1,173,518	1,609	(643)	1,174,484
Corporate and other debt securities	719,145	2,069	(419)	720,795
Treasury bills	110,237	43	(1)	110,279
Commercial paper	20,841	—	—	20,841
Marketable securities	$6,436,471	$12,170	$(6,312)	$6,442,329
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $1.2 million and $6.2 million as of October 31, 2025 and January 31, 2025, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were de minimis as of both October 31, 2025 and January 31, 2025. We review the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended October 31, 2025 and 2024.

The following table presents the contractual maturities of our marketable securities as of October 31, 2025 and January 31, 2025:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Less than one year	$3,543,176	$3,534,014
Due in one to five years	3,184,252	2,908,315
Total	$6,727,428	$6,442,329
Strategic Investments
Strategic investments by type and measurement category as of October 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$98,260	$822,753	$127,634	$1,048,647
Debt securities	3,957	—	—	3,957
Strategic investments	$102,217	$822,753	$127,634	$1,052,604
Strategic investments by type and measurement category as of January 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$35,280	$452,160	$99,591	$587,031
Debt securities	4,450	—	—	4,450
Strategic investments	$39,730	$452,160	$99,591	$591,481
During the three and nine months ended October 31, 2025, we recorded net unrealized gains of $388.0 million and $395.0 million, respectively, on our investments accounted for under the measurement alternative method, primarily reflecting changes in estimated fair values.

4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the key valuation inputs utilized to determine such fair value:

	As of October 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$626,789	$626,789	$—	$—
Treasury bills	4,998	—	4,998	—
Agency bonds	36,988	—	36,988	—
Cash equivalents	668,775	626,789	41,986	—
U.S. government agency securities	4,950,856	—	4,950,856	—
Agency bonds	968,404	—	968,404	—
Corporate and other debt securities	750,925	—	750,925	—
Treasury bills	54,247	—	54,247	—
Commercial paper	2,996	—	2,996	—
Marketable securities	6,727,428	—	6,727,428	—
Publicly held equity securities included in strategic investments	98,260	98,260	—	—
Privately held debt securities included in strategic investments	3,957	—	—	3,957
Total financial assets	$7,498,420	$725,049	$6,769,414	$3,957

	As of January 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$825,044	$825,044	$—	$—
Treasury bills	17,965	—	17,965	—
Agency bonds	23,992	—	23,992	—
Cash equivalents	867,001	825,044	41,957	—
U.S. government agency securities	4,415,930	—	4,415,930	—
Agency bonds	1,174,484	—	1,174,484	—
Corporate and other debt securities	720,795	—	720,795	—
Treasury bills	110,279	—	110,279	—
Commercial paper	20,841	—	20,841	—
Marketable securities	6,442,329	—	6,442,329	—
Publicly held equity securities included in strategic investments	35,280	35,280	—	—
Privately held debt securities included in strategic investments	4,450	—	—	4,450
Total financial assets	$7,349,060	$860,324	$6,484,286	$4,450
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

5.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Accounts receivable, gross	$435,821	$517,306
Less: allowance for credit losses	(14,159)	(17,262)
Less: allowance for returns	(3,969)	(4,816)
Accounts receivable, net	$417,693	$495,228
Below is a rollforward of our allowance for credit losses for the nine months ended October 31, 2025 and 2024:

	2025	2024
	(in thousands)
Balance as of January 31	$17,262	$25,916
Provision for credit losses	12,119	19,505
Write-offs	(15,222)	(25,250)
Balance as of October 31	$14,159	$20,171
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Prepaid expenses	$154,877	$166,924
Restricted cash	11,711	12,037
Other	12,334	21,718
Prepaid expenses and other current assets	$178,922	$200,679

Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Servers	$406,523	$427,664
Software	148,035	123,259
Computer and office equipment	46,233	47,021
Leasehold improvements	57,591	54,885
Furniture and fixtures	5,737	5,767
Property and equipment, gross	664,119	658,596
Less: accumulated depreciation and amortization	(379,268)	(328,121)
Property and equipment, net	$284,851	$330,475
Depreciation and amortization expense was $29.1 million and $28.9 million for the three months ended October 31, 2025 and 2024, respectively, and $90.1 million and $77.9 million for the nine months ended October 31, 2025 and 2024, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Accounts receivable, noncurrent	$2,930	$19,266
Intangible assets subject to amortization, net	24,091	33,410
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	39,105	52,156
Income tax receivable, noncurrent	21,680	12,230
Other	12,463	11,772
Other assets, noncurrent	$125,508	$154,073

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Accrued expenses	$166,369	$200,416
Accrued compensation and benefits	147,764	193,110
Income tax liabilities	53,422	18,815
Sales and other non-income tax liabilities	35,603	41,755
Customer deposit liabilities	55,898	47,312
Operating lease liabilities, current	20,393	27,026
Other	35,329	30,128
Accrued expenses and other current liabilities	$514,778	$558,562
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	October 31, 2025	January 31, 2025

	(in thousands)
Sales and other non-income tax liabilities	$40,630	$41,517
Long-term income tax liabilities	57,757	49,449
Other	5,407	4,397
Other liabilities, noncurrent	$103,794	$95,363

6.    Commitments and Contingencies
Non-cancelable Purchase Obligations
As of October 31, 2025, we had outstanding non-cancelable purchase obligations with a term of 12 months or longer of approximately $270.0 million in addition to the amount disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC on February 28, 2025, mainly related to third-party software services.

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
On April 7, 2020 and April 8, 2020, securities class action complaints were filed against us and two of our officers in the United States District Court for the NDCA. The plaintiffs are purported stockholders of ours. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 by making false and misleading statements and omissions of material fact about our data privacy and security measures. The complaints seek unspecified damages, interest, fees, and costs. On May 18, 2020, the actions were consolidated. On November 4, 2020, the court appointed a lead plaintiff. On December 23, 2020, the lead plaintiff filed a consolidated complaint. We filed a motion to dismiss the consolidated complaint on May 20, 2021. Plaintiff filed an opposition to our motion to dismiss on July 9, 2021. Our reply in support of the motion to dismiss was filed on August 9, 2021. On February 16, 2022, the court granted in part, and denied in part, our motion to dismiss. On March 14, 2022, we moved for reconsideration of the court’s ruling on the motion to dismiss. On March 22, 2022, the court ordered plaintiff to respond to our motion, which plaintiff did on March 29, 2022. On April 22, 2022, we answered the complaint. On March 8, 2023, the court denied our motion for reconsideration. On April 6, 2023, the court entered a scheduling order. On July 17, 2023, the parties entered into a stipulation and agreement of settlement (the

“Stipulation”) to resolve this matter. Under the terms of the stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the matter, we have agreed to pay and/or cause our insurance carriers to pay a total of $150.0 million. On July 25, 2023, the court entered an order staying further proceedings in the matter pending the filing of a motion for preliminary approval of the settlement. On October 17, 2023, lead plaintiff filed a motion for preliminary approval of the settlement. On May 28, 2025, the court preliminarily approved the settlement. On July 18, 2025, lead plaintiff filed a motion for final approval of the settlement. On October 9, 2025, the court conducted a fairness hearing and indicated that lead plaintiff’s motion for final approval of the settlement would be granted by a separate order. On November 10, 2025, the court entered its final approval order and an order finally dismissing the matter with prejudice. As a result of the settlement, we made net payments of $60.0 million ($150.0 million for the settlement net of $90.0 million covered by insurance) during the year ended January 31, 2024, of which $7.5 million had been accrued during the year ended January 31, 2023 and $52.5 million was recorded as a general and administrative expense in our consolidated statement of operations for the year ended January 31, 2024.
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
During the three and nine months ended October 31, 2025, we repurchased and subsequently retired 5,111,488 and 16,624,306 shares of our Class A common stock, respectively, for an aggregate amount of $414.4 million and $1,295.8 million, respectively. As of October 31, 2025, $310.4 million of the repurchase authorization remained available.
In November 2025, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2025	2,394,918	$9.02	2.6	$187,284
Exercised	(706,307)	$2.62		$55,601
Canceled/forfeited/expired	(5,098)	$94.87
Outstanding and exercisable as of October 31, 2025	1,683,513	$11.45	2.4	$128,196
As of October 31, 2025, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	23,870,513	$73.48
Granted	8,157,824	$78.45
Vested	(9,028,227)	$76.34
Canceled/forfeited	(2,474,987)	$72.67
Unvested as of October 31, 2025	20,525,123	$74.34
As of October 31, 2025, unrecognized stock-based compensation expense related to RSUs was $1,403.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.
For the nine months ended October 31, 2025, we granted 665.9 thousand RSUs that contain both service and performance vesting criteria. The ultimate number of shares eligible to vest pursuant to these RSUs ranges from 0% to 100% of the target number of shares depending on achievement of the performance metrics. The number of RSUs with service and performance vesting conditions included in the granted amount in the table above reflects the shares that would be eligible to vest at 100% of the target amount.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 ESPP. As of October 31, 2025, unrecognized stock-based compensation expense related to the ESPP was $17.4 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$23,121	$30,439	$74,770	$93,313
Research and development	70,176	89,836	213,588	254,002
Sales and marketing	61,399	80,738	192,926	242,197
General and administrative	30,586	39,982	94,266	118,858
Total stock-based compensation expense	$185,282	$240,995	$575,550	$708,370
Benefit from income taxes	(34,923)	(44,279)	(108,151)	(131,495)
Total stock-based compensation expense recorded to net income	$150,359	$196,716	$467,399	$576,875
8.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands, except percentages)
Income before provision for income taxes	$794,709	$280,412	$1,558,636	$865,265
Provision for income taxes	181,836	73,362	332,568	222,892
Effective tax rate	22.9%	26.2%	21.3%	25.8%
The year-over-year change in effective tax rate for the three and nine months ended October 31, 2025 was primarily driven by changes in income before taxes and changes in tax shortfalls and tax benefits related to stock-based compensation. For both the three and nine months ended October 31, 2025 and October 31, 2024, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived intangible income deduction, tax benefits related to stock-based compensation, and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.

9.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$547,285	$65,588	$176,222	$30,828	$1,077,946	$148,122	$544,814	$97,559
Reallocation of net income	(1,824)	1,824	(1,076)	1,076	(3,551)	3,551	(3,746)	3,746
Net income, diluted	$545,461	$67,412	$175,146	$31,904	$1,074,395	$151,673	$541,068	$101,305
Denominator:
Weighted-average shares used in computing net income per share, basic	266,698,435	31,961,657	261,741,448	45,788,248	265,345,610	36,461,688	261,599,394	46,844,499
Weighted-average shares used in computing net income per share, diluted	271,473,538	33,550,873	265,777,344	48,413,925	270,513,743	38,188,484	264,913,871	49,600,373
Net income per share, basic	$2.05	$2.05	$0.67	$0.67	$4.06	$4.06	$2.08	$2.08
Net income per share, diluted	$2.01	$2.01	$0.66	$0.66	$3.97	$3.97	$2.04	$2.04
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	1,876,970	—	4,807,914	—	1,843,436	—	10,000,405	—
Purchase rights committed under the ESPP	296,684	—	1,267,606	—	296,745	—	1,581,479	—
Outstanding stock options	86,190	—	96,166	—	88,607	—	98,470	—
Total	2,259,844	—	6,171,686	—	2,228,788	—	11,680,354	—
The table above does not include 405,156 shares of issued Class A common stock held by us as of October 31, 2025 and 2024 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,229,835	$1,177,541	$3,621,777	$3,481,295

Adjusted cost of revenue (1)	245,463	248,817	735,507	734,270
Adjusted research and development (1)	136,990	129,774	397,866	367,144
Adjusted sales and marketing (1)	278,076	277,706	821,523	813,487
Adjusted general and administrative (1)	62,356	63,450	189,379	196,461
Stock-based compensation expense	185,282	240,995	575,550	708,370
Interest income	(78,863)	(89,160)	(241,803)	(255,407)
Other segment items (2)	(394,178)	25,547	(414,881)	51,705
Provision for income taxes	181,836	73,362	332,568	222,892
Segment net income	612,873	207,050	1,226,068	642,373
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$612,873	$207,050	$1,226,068	$642,373
(1) Excludes stock-based compensation expense and related payroll taxes, acquisition-related expenses, and litigation settlements, net
(2) Includes stock-based compensation related payroll taxes, acquisition-related expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income
11.    Subsequent Events
In November 2025, we entered into an agreement to acquire BrightHire, Inc., a private company providing AI-powered interview intelligence and hiring automation. The acquisition expands our platform’s capabilities in recruiting and candidate engagement. The acquisition is expected to close in our fourth fiscal quarter and the total purchase consideration will be paid in cash from our existing balances of cash and cash equivalents.
In November 2025, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, incremental to the $310.4 million remaining authorization as of October 31, 2025. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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

Overview
Our mission is to be an AI-first open work platform for human connection. Our platform is designed to enable seamless communication and collaboration through a suite of products that includes our AI capabilities driven by Zoom AI Companion, Zoom Workplace (including Zoom Meetings and Zoom Phone), Zoom Business Services (including Zoom Contact Center), Employee Experience (including Workvivo), and more, all with AI at its core to improve productivity, collaboration, and business outcomes.
We strive to simplify the workday with AI-powered tools that drive meaningful team collaboration and customer engagement. Zoom Workplace supports businesses by providing a secure, scalable solution for communication and collaboration. In addition, Zoom is further helping businesses foster stronger customer and employee relationships through Zoom Business Services, which includes Zoom Contact Center, Zoom Revenue Accelerator, as well as Zoom Events, which empowers sales, marketing, and customer experience teams.
AI is core to Zoom’s product innovation. Over the past year, Zoom continues to invest in AI, expanding its agentic AI skills, agents, and models, focusing on three key areas: supporting individual productivity, powering better collaboration, and helping customer-facing teams get more done, do better work, and strengthen relationships with AI Companion. Our federated approach to AI dynamically leverages multiple Large Language Models (“LLMs”) (including those from OpenAI, Anthropic, and Meta), as well as Small Language Models (“SLMs”), making AI more accessible and affordable so that more people can incorporate it in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications-like customer content (such as poll results, whiteboard, and reactions) to train Zoom’s or its third-party AI models.
Zoom’s platform prioritizes security and privacy, with 30 co-located data centers globally and robust encryption options. We are committed to delivering high-quality, real-time video, even in low-bandwidth conditions, while safeguarding our customers' data.
Revenue is driven by subscriptions to Zoom Workplace and Zoom Business Services. Our core offerings include Zoom Workplace Pro, Business, and Enterprise bundles, with vertical-specific plans for Education, Healthcare, and Government. We also offer Zoom Phone, with regional and global calling plans, and Zoom Contact Center, providing advanced customer experience solutions designed to meet diverse customer needs.
Our revenue was $1,229.8 million and $1,177.5 million for the three months ended October 31, 2025 and 2024, respectively, representing period-over-period growth of 4.4%. We had net income of $612.9 million and $207.1 million for the three months ended October 31, 2025 and 2024, respectively. Our revenue was $3,621.8 million and $3,481.3 million for the nine months ended October 31, 2025 and 2024, respectively, representing period-over-period growth of 4.0%. We had net income of $1,226.1 million and $642.4 million for the nine months ended October 31, 2025 and 2024, respectively. Net cash provided by operating activities was $1,634.5 million and $1,520.7 million for the nine months ended October 31, 2025 and 2024, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including geopolitical conflicts, inflationary pressures, government shutdowns, tariffs escalating trade tensions, and the global market and foreign currency exchange rate volatility, continues to create uncertainty in demand for subscriptions to our open work platform. These factors, along with shifts in customers’ internal priorities, such as budget reductions or workforce restructuring, have led to elongated sales cycles, increased caution in enterprise spending, and may further impact customer upsell or downsell activity.
In recent months, intensifying trade tensions and global market volatility as well as ongoing foreign currency fluctuations have impacted the macroeconomic environment. We continue to monitor the potential effects of these circumstances as well as the overall global economy and geopolitical landscape on our business and financial results. The implications of macroeconomic conditions on our business, results of operations, and overall financial position, particularly in the long term, remain uncertain.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant corporate income tax provisions, including the option to immediately deduct domestic research and development expenses or continue to capitalize and amortize such expenses for tax years beginning after December 31, 2024, the permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025, and modifications to international tax rules such as future changes to the calculation of Global Low-Taxed Income (GILTI) and the Foreign-Derived Intangible Income (FDII) deduction. The impacts of OBBBA on our financial statements for the three months and nine months ended October 31, 2025 were not material; however, as our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.

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
Expansion of Zoom Across Existing Enterprise Customers
We believe that there is a large opportunity for growth with many of our existing customers. Historically, customers have increased the size of their subscriptions as they have expanded their use of our platform across their operations. Over the past few years, macroeconomic headwinds have resulted in slower hiring and higher seat count downsells from our existing Enterprise customers in key markets, which have impacted the rate of expansion and have caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent. Despite the decline, we believe there are still opportunities for future growth with our existing customers as we innovate our platform with additional product offerings and the use of AI. This expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom Contact Center, and Workvivo. To address this opportunity and expand the use of our products with our existing customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 60.3% and 59.4% of total revenue for the three months ended October 31, 2025 and 2024, respectively, and 60.1% and 58.8% of total revenue for the nine months ended October 31, 2025 and 2024, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 98% as of both October 31, 2025 and 2024.

Retention of Online Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-sized businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 39.7% and 40.6% of total revenue for the three months ended October 31, 2025 and 2024, respectively, and 39.9% and 41.2% of total revenue for the nine months ended October 31, 2025 and 2024, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.7% per month for both the three months ended October 31, 2025 and 2024, and 2.8% and 3.0% per month for the nine months ended October 31, 2025 and 2024, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of

October 31, 2025 and 2024, the percentage of total Online MRR from Online customers with a continuous term of service of at least 16 months was 74.4% and 74.1%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest and enhance the capabilities of Zoom Workplace and Zoom Business Services. This includes ongoing investments in AI, with a focus on expanding agentic AI skills, agents, and models. Recent product innovations and enhancements include Zoom AI Companion, Zoom Docs, Zoom Tasks and continued enhancements for Phone, Meetings, Zoom Rooms, Sessions, Webinars, Events, Workvivo, Contact Center, and more. As of October 31, 2025, we also delivered Zoom Phone calling plans in more than 45 countries and territories.
Earlier this year, we launched several products and enhancements, including new agentic AI offerings that drive productivity and collaboration, new app integrations for the Custom AI Companion add-on, a next-generation Zoom Virtual Agent that enhances customer support experiences, innovations in Zoom Spaces to improve collaboration, and updates to real-time media streams for better communication. The next-generation Zoom Virtual Agent is an AI-driven solution that uses agentic AI to autonomously resolve customer support issues across chat and voice channels. It features advanced reasoning, integrates with Zoom Contact Center and other leading platforms, and helps reduce escalations while improving efficiency and satisfaction.
At Zoomtopia 2025, our annual user conference held in September, we announced several strategic platform innovations, including AI Companion 3.0, which we expect to be generally available in December 2025 for all paid Zoom Workplace users at no additional cost. AI Companion 3.0 will introduce more proactive assistance with tasks such as meeting prioritization, agenda creation, and “catch me up” summaries, along with unified, context-aware search across internal and external data sources, enhanced report generation and research tools, and an expanded workspace designed to improve productivity.
We also enhanced the Custom AI Companion add-on, enabling users to create and deploy custom AI assistants with broader context and integration across applications. The add-on provides low-code tools, templates, and libraries to help organizations build tailored AI workflows. In addition, Zoom Business Services announced updates to Zoom Virtual Agent, featuring new use cases and branded voice customization to support more consistent customer interactions.
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
International Opportunities
Our platform addresses the communications and collaboration needs of users worldwide, and while our international revenue has stabilized in recent quarters, we continue to view international expansion as a meaningful long-term opportunity. Our revenue outside of the Americas (APAC and EMEA) represented 27.9% and 28.1% of our total revenue for the three months ended October 31, 2025 and 2024, respectively, and 28.0% and 28.2% of our total revenue for the nine months ended October 31, 2025 and 2024, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

Key Business Metrics
We review the following key business metric to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 32.4% and 30.8% of total revenue for the three months ended October 31, 2025 and 2024, respectively, and 32.5% and 30.7% of total revenue for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025 and 2024, we had 4,363 and 3,995 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,634,527	$1,520,742
Less: purchases of property and equipment	(48,885)	(128,226)
Free cash flow (non-GAAP)	$1,585,642	$1,392,516
Net cash used in investing activities	$(330,171)	$(1,101,138)
Net cash used in financing activities	$(1,451,447)	$(699,106)
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$1,229,835	$1,177,541	$3,621,777	$3,481,295
Cost of revenue (1)	271,770	283,881	823,337	842,272
Gross profit	958,065	893,660	2,798,440	2,639,023
Operating expenses:
Research and development (1)	210,097	222,980	621,960	635,294
Sales and marketing (1)	342,814	361,703	1,028,779	1,068,481
General and administrative (1)	94,740	126,137	273,960	347,016
Total operating expenses	647,651	710,820	1,924,699	2,050,791
Income from operations	310,414	182,840	873,741	588,232
Gains on strategic investments, net	406,060	6,324	437,497	26,785
Other income, net	78,235	91,248	247,398	250,248
Income before provision for income taxes	794,709	280,412	1,558,636	865,265
Provision for income taxes	181,836	73,362	332,568	222,892
Net income	$612,873	$207,050	$1,226,068	$642,373

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$23,121	$30,439	$74,770	$93,313
Research and development	70,176	89,836	213,588	254,002
Sales and marketing	61,399	80,738	192,926	242,197
General and administrative	30,586	39,982	94,266	118,858
Total stock-based compensation expense	$185,282	$240,995	$575,550	$708,370

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.1	24.1	22.7	24.2
Gross profit	77.9	75.9	77.3	75.8
Operating expenses:
Research and development	17.1	18.9	17.2	18.2
Sales and marketing	27.9	30.7	28.4	30.7
General and administrative	7.7	10.8	7.6	10.0
Total operating expenses	52.7	60.4	53.2	58.9
Income from operations	25.2	15.5	24.1	16.9
Gains on strategic investments, net	33.0	0.5	12.1	0.8
Other income, net	6.4	7.8	6.8	7.2
Income before provision for income taxes	64.6	23.8	43.0	24.9
Provision for income taxes	14.8	6.2	9.1	6.4
Net income	49.8%	17.6%	33.9%	18.5%

Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Revenue	$1,229,835	$1,177,541	4.4%
Revenue for the three months ended October 31, 2025 increased by $52.3 million, or 4.4%, compared to the three months ended October 31, 2024. The increase was driven by 6.1% growth in revenue from Enterprise customers, of which 67% and 33% was from new and existing customers, respectively, and by a 2.0% increase in revenue from Online customers.
Cost of Revenue

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Cost of revenue	$271,770	$283,881	(4.3)%
Gross profit	958,065	893,660	7.2%
Gross margin	77.9%	75.9%
Cost of revenue for the three months ended October 31, 2025 decreased by $12.1 million, or 4.3%, compared to the three months ended October 31, 2024. The decline was mainly due to a $7.3 million reduction in stock-based compensation as well as lower hosting costs. The reduction in stock-based compensation is due to changes in our equity program, while the decrease in hosting costs was due to cloud optimizations and operational efficiencies.
Gross margin grew to 77.9% for the three months ended October 31, 2025, from 75.9% for the three months ended October 31, 2024. The increase in gross margin was mainly due to the reasons described above.
Operating Expenses
Research and Development

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Research and development	$210,097	$222,980	(5.8)%
Research and development expense for the three months ended October 31, 2025 decreased by $12.9 million, or 5.8%, compared to the three months ended October 31, 2024. The decrease was mainly driven by an $19.7 million decrease in stock-based compensation due to changes in our equity program partially offset by a $6.6 million increase in personnel-related expenses as a result of higher headcount as we invested in AI innovation.

Sales and Marketing

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Sales and marketing	$342,814	$361,703	(5.2)%
Sales and marketing expense for the three months ended October 31, 2025 decreased by $18.9 million, or 5.2%, compared to the three months ended October 31, 2024. The decrease was primarily driven by lower stock-based compensation of $19.3 million due to changes in our equity program.
General and Administrative

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
General and administrative	$94,740	$126,137	(24.9)%
General and administrative expense for the three months ended October 31, 2025 decreased by $31.4 million, or 24.9%, compared to the three months ended October 31, 2024. The favorable variance was primarily driven by the prior-year accrual of $18.0 million related to an SEC investigation and a $9.4 million decrease in stock-based compensation due to changes in our equity program.
Gains on Strategic Investments, Net

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Gains on strategic investments, net	$406,060	$6,324	NM
Gains on strategic investments, net for the three months ended October 31, 2025 and October 31, 2024 were primarily driven by changes in the fair value of our privately held securities.
Other Income, Net

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Other income, net	$78,235	$91,248	(14.3)%
Other income, net for the three months ended October 31, 2025 decreased by $13.0 million, or 14.3%, compared to the three months ended October 31, 2024. The decrease was primarily due to lower interest income from cash and marketable securities resulting from the declining interest rate rate environment.

Provision for Income Taxes

	Three Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Provision for income taxes	$181,836	$73,362	147.9%
Provision for income taxes for the three months ended October 31, 2025 increased by $108.5 million, or 147.9%, compared to the three months ended October 31, 2024. The year-over-year change was primarily due to an increase in income before taxes partially offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.

Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Revenue	$3,621,777	$3,481,295	4.0%
Revenue for the nine months ended October 31, 2025 increased by $140.5 million, or 4.0%, compared to the nine months ended October 31, 2024. The increase in revenue was due to a 6.3% growth in revenue from Enterprise customers, of which 47.0% and 53.0% was from new and existing customers, respectively. Revenue from Online customers remained relatively flat year over year.
Cost of Revenue

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Cost of revenue	$823,337	$842,272	(2.2)%
Gross profit	$2,798,440	$2,639,023	6.0%
Gross margin	77.3%	75.8%
Cost of revenue for the nine months ended October 31, 2025 decreased by $18.9 million, or 2.2%, compared to the nine months ended October 31, 2024. The decrease was primarily due to a $18.5 million reduction in stock-based compensation due to changes in our equity program.
Gross margin increased to 77.3% for the nine months ended October 31, 2025 from 75.8% for the nine months ended October 31, 2024, mainly due to a decrease in stock-based compensation.
Operating Expenses
Research and Development

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Research and development	$621,960	$635,294	(2.1)%
Research and development expense for the nine months ended October 31, 2025 decreased by $13.3 million, or 2.1%, compared to the nine months ended October 31, 2024. The decrease was mainly driven by a $40.4 million decrease in stock-based compensation due to changes in our equity program, largely offset by continued investments in AI innovation, including a $18.9 million increase in personnel related expenses from higher headcount, along with additional costs associated with AI-related software and facilities.
Sales and Marketing

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Sales and marketing	$1,028,779	$1,068,481	(3.7)%
Sales and marketing expense for the nine months ended October 31, 2025 decreased by $39.7 million, or 3.7%, compared to the nine months ended October 31, 2024. The decrease in sales and marketing expense was mainly driven by a

$49.3 million decrease in stock-based compensation due to changes in our equity program, partially offset by costs to support our customer engagement and growth initiatives.
General and Administrative

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
General and administrative	$273,960	$347,016	(21.1)%
General and administrative expense for the nine months ended October 31, 2025 decreased by $73.1 million, or 21.1%, compared to the nine months ended October 31, 2024. The favorable variance was primarily driven by a $36.0 million change related to an SEC investigation accrual recorded in the prior year and reversed in the current year, as well as a $24.6 million reduction in stock-based compensation and a $7.7 million decrease in acquisition-related expenses.
Gains on Strategic Investments, Net

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Gains on strategic investments, net	$437,497	$26,785	NM
Gains on strategic investments, net for the nine months ended October 31, 2025 and October 31, 2024 were primarily driven by changes in the fair value of our privately held securities.
Other Income, Net

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Other income, net	$247,398	$250,248	(1.1)%
Other income, net for the nine months ended October 31, 2025 decreased by $2.9 million, or 1.1%, compared to the nine months ended October 31, 2024. The decrease was primarily due to a $13.6 million decrease in interest income from cash and marketable securities resulting from the declining interest rate environment, largely offset by a $10.4 million increase from changes in foreign currency exchange rates.
Provision for Income Taxes

	Nine Months Ended October 31,
	2025	2024	% Change

	(in thousands)
Provision for income taxes	$332,568	$222,892	49.2%
Provision for income taxes for the nine months ended October 31, 2025 increased by $109.7 million, or 49.2%, compared to the nine months ended October 31, 2024. The year-over-year change was due primarily to an increase in income before taxes offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.9 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We finance our operations primarily through income from operations. Cash from operations may also be affected by various risks and uncertainties, including, but not limited to, macroeconomic factors, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and the fluctuations in foreign currency exchange rates. These factors and other risks detailed in the section titled “Risk Factors” could impact the timing of cash collections from our customers. However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to enter into debt agreements on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Except for the additional outstanding non-cancelable purchase obligations disclosed in Footnote 6, Commitments and Contingencies, included in Part I, Item 1 on this Form 10-Q, there have been no material changes to our material cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on February 28, 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,634,527	$1,520,742
Net cash used in investing activities	$(330,171)	$(1,101,138)
Net cash used in financing activities	$(1,451,447)	$(699,106)
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
Net cash provided by operating activities was $1,634.5 million for the nine months ended October 31, 2025, compared to $1,520.7 million for the nine months ended October 31, 2024. The increase primarily reflects higher net income, partially offset by increases in non-cash adjustments, including gains from strategic investments and stock-based compensation expense.
Investing Activities
Net cash used in investing activities of $330.2 million for the nine months ended October 31, 2025 was primarily driven by net purchases of marketable securities of $257.2 million, purchases of property and equipment of $48.9 million, and purchases of strategic investments of $27.5 million.
Net cash used in investing activities of $1,101.1 million for the nine months ended October 31, 2024 was primarily due to net purchases of marketable securities of $964.3 million, purchases of property and equipment of $128.2 million, and purchases of strategic investments of $13.5 million.
Financing Activities
Net cash used in financing activities of $1,451.4 million for the nine months ended October 31, 2025 was primarily due to cash paid for repurchases of common stock, including excise taxes, of $1,297.0 million and taxes paid related to net share settlement of equity awards of $192.3 million, partially offset by proceeds from the issuance of common stock under our ESPP of $36.1 million.
Net cash used in financing activities of $699.1 million for the nine months ended October 31, 2024 was primarily due to cash paid for repurchases of common stock of $739.3 million, partially offset by proceeds from the issuance of common stock under our ESPP of $34.3 million.
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock. In November 2025, our Board of Directors authorized another $1.0 billion in repurchases of our outstanding Class A common stock. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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
During the three and nine months ended October 31, 2025, we repurchased and subsequently retired 5,111,488 and 16,624,306 shares of our Class A common stock, respectively, for an aggregate amount of $414.4 million and $1,295.8 million, respectively.
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
Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion in amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the nine months ended October 31, 2025 and 2024, 19.7% and 19.3% of our revenue, respectively, and 19.9% and 15.1% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2025 and 2024. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1,215.9 million and marketable securities of $6,727.4 million as of October 31, 2025. Cash and cash equivalents consist of bank deposits, money market funds, and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended October 31, 2025 and 2024.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in the past and could incur net losses in the future. We intend to continue to expend significant funds on our sales and marketing efforts to attract new customers, expand the number of licenses and services used by our customers and develop and enhance our products. We also intend to continue investing in general corporate purposes, including operations, hiring additional personnel, including through acquisitions of other businesses, upgrading our infrastructure, addressing security and privacy issues, and expanding into new geographies and markets. To the extent we are successful in increasing our customer base, we may also incur increased losses because, other than sales commissions, the costs associated with acquiring customers are generally incurred up front, while the subscription revenue is generally recognized ratably over the subscription term, which can be monthly, annual, or on a multiyear basis. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses, which may result in decreased profitability. We may incur significant losses in the future for a number of reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. While free users continue to be a meaningful portion of the user base, we have directed marketing programs focused on converting free users to paid subscriptions. Some of these users have upgraded to a paid plan, but the remainder have not and may never do so. If we are unable to increase or sustain our profitability, the value of our business and Class A common stock may significantly decrease. Furthermore, it is difficult to predict the size and growth rate of our market, customer demand for our platform, customer adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not be able to increase or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our business would be harmed.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to confidential, proprietary, or sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. We expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy, data protection, and information security obligations require us to implement and maintain certain security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 28.0% and 28.2% of our revenue for the nine months ended October 31, 2025 and 2024, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.

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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine months ended October 31, 2025 and 2024, 19.7% and 19.3% of our revenue, respectively, and 19.9% and 15.1% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the nine months ended October 31,

2025, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Laws in the United States
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been enacted and are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Under various laws and other obligations related to privacy, data protection, and information security, we are required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws when we obtain consumer information from third parties through various methods, including AI features, chatbot and session replay providers, or via third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Several states and foreign jurisdictions have enacted statutes imposing obligations on businesses collecting or processing biometric information. For example, Illinois’ Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information and provides for substantial penalties and statutory damages. The Federal Trade Commission (“FTC”), has indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation, mass arbitration demands, and regulatory attention. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or

Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
Government Inquiries and Investigations
We have in the past and may in the future receive inquiries or be subject to investigations by domestic and international government entities regarding, among other things, our privacy, data protection, and information security practices. The result of these proceedings could impact our brand reputation, subject us to monetary remedies and costs, interrupt or require us to change our business practices, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business. We also face litigation regarding our privacy and security practices, including alleged data sharing with third parties, in various jurisdictions. See Part II, Item 1 “Legal Proceedings” for additional information.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. In June 2025, the Supreme Court rejected a challenge to the USF contribution rules. However, a new lawsuit has been filed seeking to invalidate the system on other grounds in the U.S. Court of Appeals for the Fifth Circuit on October 1, 2025. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.

As described above, the FCC reinstated its prior network neutrality regulations in 2024, but the FCC order was reversed by the Sixth Circuit Court of Appeals. See Part 1A. Failures in internet infrastructure or interference with broadband access could cause current or potential users to believe that our systems are unreliable, possibly leading our customers to switch to our competitors, or to cancel their subscriptions to our platform. Changes in FCC regulation of the internet and internet-based services also could impose new regulatory obligations on our other services. Such action could result in extension of common carrier regulation to internet-based communications services like the ones we offer. The imposition of common carrier regulation would increase our costs, and we could be required to modify our service offerings to comply with regulatory requirements. The failure to comply with such regulation could result in substantial fines and penalties and other sanctions.
On December 13, 2023, the FCC adopted revised rules on reporting of breaches of private customer information, known as CPNI. The revised rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected and not requiring reporting in certain circumstances when customers are not harmed. The rules also require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies. These rules are not yet in effect and have been challenged in federal court. The initial appeal of the rules was denied in August 2025, but the time for appeal to the U.S. Supreme Court has not expired. We cannot predict the impact of the new rules on our operations or business or whether they will be overturned in court.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of October 31, 2025, the holders of our outstanding Class B common stock held 53.5% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 47.7% of such voting power in the aggregate. As of October 31, 2025, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.2% of our outstanding capital stock but controlled approximately 37.5% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended October 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
August 1 – 31, 2025	867,512	$71.89	867,512	$662,359
September 1 – 30, 2025	1,998,966	$84.04	1,998,966	$494,366
October 1 – 31, 2025	2,245,010	$81.96	2,245,010	$310,372
Total	5,111,488	$81.06	5,111,488

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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Dan Scheinman, Board Member	Adoption	09/22/2025	X		Up to 25,000	12/22/2026
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

ZOOM COMMUNICATIONS, INC.

Date: November 25, 2025	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2025	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)