Form 10-K
period 2026-01-31
Zoom Communications, Inc.
filed 2026-02-27
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on July 31, 2025 as reported by the Nasdaq Global Select Market on such date was approximately $19.8 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 13, 2026, the number of shares of the registrant’s Class A common stock outstanding was 265,969,816 and the number of shares of the registrant’s Class B common stock outstanding was 28,697,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2026.

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

PART I
Item 1. BUSINESS
Overview
Zoom is redefining modern work as a system of action, turning live collaboration into completed results. From entrepreneurs to global enterprises, customers choose Zoom to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more — all with the built-in assistance of Zoom AI Companion. Our mission to deliver happiness, grounded in our core value of care, is fundamental to everything we do at Zoom.
Our platform bridges work both inside and outside the organization by integrating AI capabilities across employee collaboration and customer-facing workflows, enabling seamless communication, collaboration, and engagement through Zoom Workplace and Zoom Business Services. Zoom Workplace with AI Companion brings together Zoom’s core communication and productivity tools—including Zoom Meetings, Zoom Phone, Zoom Team Chat, Zoom Docs, and Zoom Whiteboard—to support collaboration across organizations of varying sizes. Zoom’s Business Services for sales, marketing, and customer experience teams, including Zoom Contact Center, Zoom Revenue Accelerator, and Zoom Events, support customer engagement across the the customer lifecycle. Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
Businesses of all sizes and individuals alike choose Zoom over other industry players for several reasons:
•We care for customers at Zoom speed: Zoom puts customers first and is committed to providing a platform and products that people love. Zoom listens to its customers and puts innovation in customers' hands quickly to serve their needs.
•AI-first: Zoom’s mission is to deliver an AI-first work platform for human connection. This AI-first approach to Zoom Workplace and Zoom Business Services is designed to empower individuals and teams to free up time and focus on what matters most: engaging, connecting, and delivering creative and insightful work, all within a single unified platform.
•Enterprise readiness: Zoom is built to meet the needs of enterprises, with robust reliability, security, compliance, and privacy capabilities and policies.
•Designed for flexible work: Zoom is a platform designed for flexible communication and today’s flexible work needs.
•Zoom just works: Ease of use is a core design principle, along with quality and reliability.
•Cost-effective and value-focused: The total cost of ownership of the Zoom platform, encompassing both employee and customer experiences, is less than that of our competitors.
•Open platform that enables customer choice: The Zoom developer ecosystem enables customers to choose the apps and integrations they prefer. Zoom offers more than 3,100 apps on the Zoom App Marketplace and integrations with key software vendors, such as Microsoft and Google.
We’re on a mission to reimagine the way the world communicates and collaborates. Zoom brings employee and customer experiences together into a single, AI-first, open platform that people love to use. Flagship products like Zoom Meetings, Zoom Phone, Zoom Team Chat, and Zoom AI Companion, are among the core products on the platform that are critical to business communication and collaboration needs. We strive to continue building a platform that helps people work smarter, be more engaged with work, and better connect with each other. AI has been core to Zoom’s product DNA for many years, grounded in our conviction that AI can make work more human by strengthening collaboration, productivity, and inclusivity.
In fiscal year 2026, Zoom continued to invest in AI, focusing on three key areas: supporting individual productivity, powering better collaboration, and helping customer-facing teams deliver meaningful business value to delight their customers. In September 2023, we launched Zoom AI Companion, our smart assistant that is designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Additionally, we introduced our federated approach to AI, which enables the use of multiple large language models (“LLMs”), including Zoom’s own, to complete each task for users. Zoom’s federated approach allows its tech stack to dynamically select from multiple AI models, including those from OpenAI, Anthropic, and NVIDIA, making AI accessible and affordable so that more people can incorporate it in their day-to-day workflows. With these advancements in AI Companion and our broader AI strategy, we believe we’re well-positioned as AI technology continues to evolve. We are evolving agentic AI capabilities within AI Companion that will continue to deliver practical value to customers while building on our ambitious vision of AI that truly amplifies human potential for our customers. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
Zoom continues to be at the center of flexible work. Our continued product innovation is laser-focused on supporting a flexible work environment, with new innovations in areas such as document collaboration, hybrid workspaces, and employee communication. Additionally, our employee experience platform, Workvivo, deepens our commitment to creating a platform that is focused on connecting and engaging employees.
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
The happiness we deliver is recognized by our customers. Zoom has consistently earned high scores across customer review sites, Gartner Peer Insights, TrustRadius, and G2, including being recognized as a Customers’ Choice in the Gartner Peer Insights “Voice of the Customer” for Unified Communications as a Service (“UCaaS”) and Visual Collaboration Applications for three consecutive years, and a Leader badge for Zoom Contact Center by G2. Industry analysts also recognize our market leadership across our platform and products: Gartner has named Zoom a leader in the Magic Quadrant for UCaaS for the sixth year in a row, and Workvivo was named a leader in the Magic Quadrant for Intranet Packaged Solutions. In addition, Zoom Contact Center was recognized in the 2025 Gartner Magic Quadrant for Contact Center as a Service, representing a key milestone in the growth of our customer experience offerings. Forrester published its Forrester Wave for Conversational Intelligence, where Zoom Revenue Accelerator debuted as a “Strong” player. IDC named Zoom Events as a leader in its IDC MarketScape for Worldwide Virtual Events Applications. Zoom Workplace was included in Fast Company’s 2025 Most Innovative Companies list, named a recipient of 2026 Fortune Most Admired Companies, awarded a Newsweek AI Impact award for Zoom AI Companion, a Tech Ascension award for AI-powered Enterprise Solution of the Year, as well as Most Innovative Product (for AI Companion), Best Unified Communications Platform (for Zoom Workplace), Best UCaaS Provider AMERICAS, and Best Contact Center Solution from UC Today’s 2025 awards.
Our Growth Strategy
We focus on the following elements of our strategy to drive our growth, centered on elevating the workplace with AI, driving growth of new AI products, and scaling an AI-first customer experience:
•Keep our existing customers happy. We deliver happiness to our customers by providing them with an AI-first collaboration experience that drives meaningful business value with a growing set of AI features that are deeply woven across the platform and include meeting summaries, task suggestions, knowledge retrieval, insights, and more. We respond to customer needs with action to drive positive user experiences. We believe these practices result in our high scores across customer review sites and will continue to generate referrals from our existing customers, providing meaningful viral adoption for the foreseeable future.
•Drive new customer acquisition. Our platform is designed to make collaboration seamless and easy, and allow our users to accomplish more through leveraging our AI features for automated insights, meeting support, and more. By attracting free users to our platform, we promote usage that allows them and their meeting attendees to experience the Zoom difference. We complement this lead-generation model with our multipronged go-to-market strategy that integrates the viral enthusiasm for our platform with optimal routes to market, including direct sales representatives, online channels, resellers, and strategic partners. This approach is designed to allow us to cost-effectively drive upgrades to our paid offering and expansion within organizations of all sizes and verticals.
•Drive continuous innovation across our platform. Our engineers aim to stay on the cutting edge of communication, collaboration, and AI technologies that enhance productivity and streamline workflows. We strive to deliver the best experience to our users by dedicating a portion of our engineering capacity to developing on-demand, customer-requested features that would be valuable across our customer base. We are focused on bolstering innovation across the following product categories with high-quality AI as the connective tissue: employee experience, customer experience, core communications, and departmental and industry-specific solutions.
•Drive international expansion. With users, offices, and data centers strategically located around the world, we are poised to reach new customers globally. AI features, such as translated captions, support collaboration across languages and regions. Our platform is intuitively designed such that localization requirements are minimal. For example, our platform works without intensive translation requirements with only a few language adjustments to our user interface and support systems. Zoom continues to make meetings more effective and inclusive with the introduction of AI-powered language captions and translations. Within a Zoom Meeting, translated captions will translate the source language into English captions or translate from English to the language selected by the meeting participant. Translated captions support more than 35 languages. This facilitates seamless collaboration and helps to improve attendee engagement, including after the meeting, through AI Companion summaries.
•Pursue Strategic Acquisitions. We selectively pursue acquisitions in high-growth markets where we can credibly establish leadership, targeting opportunities aligned with our long-term strategic objectives that offer differentiated synergies and demonstrated product-market fit. We prioritize targets with durable revenue growth, a clear path to profitability, and strong cultural alignment, supported by well-defined integration plans designed to accelerate sustainable value creation.
•Expand within existing customers. As organizations experience our platform and become familiar with its benefits, more teams and departments within these organizations adopt Zoom. Our AI tools are woven across the platform, and are able to drive more insights and support more workflows as users broaden usage across our platform. Lines of business are often first to adopt our platform and provide an opportunity for further expansion across departments. This “land and expand” model has led to some of our largest deployments. Customers are also purchasing services for events, webinars, room solutions, phone, contact center, and employee experience, creating a complete and integrated set of communications services.
•Grow our developer ecosystem. Through the Zoom Developer ecosystem, we enable customers and their developers to build their own solutions with our underlying platform technology, seamlessly embed our platform into their own offerings, and integrate their applications across Zoom products using our extensive library of application program interfaces (“APIs”) and selection of software development kits (“SDKs”). Developers can leverage AI tools to enhance their integrations and provide intelligent experiences. The Zoom App Marketplace further extends the value and adoption of Zoom with our customers through the development and distribution of apps and integrations. We continue to partner with video conferencing hardware and peripheral providers, as well as with software providers such as Palo Alto Networks, Zendesk, and Box.
Our Platform
Zoom is redefining modern work as a system of action, and our AI-first platform is central to this evolution, turning live collaboration into completed results. Our platform enables customers to seamlessly collaborate, communicate, and bridge work both inside and outside the organization, using AI to help drive productivity, engagement, and business results. The products in our work platform are grouped under the following categories, which are further described below:
•AI - Zoom AI Companion drives impact with intelligence
•Zoom Workplace - Enables seamless collaboration and productivity on a unified platform
•Zoom Business Services - Strengthens customer relationships and delivers superior service
•Employee Experience - Makes teamwork more meaningful and engaging
•Developer Ecosystem - Creates custom integrations and streamlines workflows

AI
Zoom AI Companion
Zoom AI Companion, launched in September 2023, is Zoom’s integrated, agentic AI solution, designed to enhance productivity by driving systems of action across the Zoom platform that help customers and employees get real work done. Zoom AI Companion is built on a federated AI approach that incorporates Zoom’s own SLMs and LLMs with third-party models to deliver high-quality results while helping lower customer costs. Zoom AI Companion is included at no additional cost for users with eligible paid Zoom services and is also available as a standalone offering.
Zoom AI Companion works across Zoom Meetings, Zoom Team Chat, Zoom Phone, Zoom Mail and Calendar, Zoom Tasks, Zoom Contact Center and other products. Core functionalities include:
•Zoom Meetings: Automatic generation of post-meeting summaries and transcripts, action item extraction, in-meeting query assistance, and contextual catch-up for participants who join late, helping improve meeting productivity and follow-up execution.
•Zoom Team Chat: Summarization of long chat threads, contextual message drafting and refinement, and identification of relevant action items to streamline communication workflows.

•Zoom Phone: AI-assisted voicemail transcription and prioritization, automated call summaries, real-time call guidance, and conversion of voicemails into tasks to support internal and customer-facing voice communications.
•Zoom Contact Center: AI-powered assistance for support agents, including engagement summaries, sentiment analysis, and intelligent routing, helping connect customers with appropriate agents or subject-matter experts and improving resolution times and customer experience.
•Workvivo: AI-powered content creation, summarization, and conversational assistance embedded within Workvivo enhance employee communications, knowledge sharing, and engagement. Powered by Zoom AI Companion, these capabilities support internal alignment, streamline content development, and improve the overall digital employee experience.
Beyond these core functions, Zoom Custom AI Companion, enabled through Zoom AI Studio, allows organizations to securely connect AI Companion to their internal data sources and selected third-party applications. This enables AI outputs that better reflect an organization’s terminology, workflows, and business context. Zoom AI Companion continues to evolve to help teams accelerate work outcomes and adapt to the changing needs of the modern workplace.

Zoom Workplace
Zoom Meetings
Zoom Meetings provides HD video, voice, chat, and content sharing across mobile devices, desktops, laptops, telephones, and conference room systems. Our architecture can support up to 1,000 video participants in a single meeting. Conversations can be one-to-one, one-to-many, or many-to-many. Zoom Meetings features a 49-person video gallery view, virtual backgrounds, MP4/M4A cloud/local recording with transcripts, video breakout rooms, screen sharing with annotation, and integrations with other powerful business applications to help teams get more done together. Zoom Meetings integrates with tools created by companies such as Atlassian, Box, Dropbox, Google, LinkedIn, Microsoft, Salesforce, ServiceNow, and Slack. Our meetings are a flexible tool for on-the-go employees who rely on their mobile devices or tablets throughout their business day.
We offer end-to-end encryption (“E2EE”) for meetings with up to 1000 participants. Zoom’s E2EE uses the same 256-bit AES GCM encryption that secures Zoom Meetings by default, but with Zoom’s E2EE, the meeting host generates encryption keys and uses public key cryptography to distribute these keys to the other meeting participants. Additionally, a customer-managed key (“CMK”) service allows organizations to provide and manage their own encryption keys for certain customer content stored at rest in the Zoom Cloud. The organization needs to manage the keys in the Amazon Web Services Key Management Service. This allows for encryption of applicable content stored in the Zoom Cloud using keys controlled by the organization. We believe Zoom was also the first UCaaS company to offer post-quantum E2EE solution for video conferencing. Post-quantum E2EE works across Zoom Workplace, and employs upgraded algorithms designed to withstand potential future threats from quantum computers.
Translated captions help to remove language barriers, connect people, and promote inclusivity in meetings and webinars. Zoom Meetings currently offers translated captions in 35 languages.
Zoom Phone
Zoom Phone is a cloud phone system for businesses that provides private branch exchange (“PBX”) features, such as secure call routing, call queuing, call detail reports, call recording, call quality monitoring, voicemail, switch to video, and much more. Zoom Phone provides inbound and outbound calling via its support for native connectivity to the public switched telephone network (“PSTN”). Available stand-alone or as an optional add-on to Zoom Meetings, Zoom Phone is a core component of our modern UCaaS strategy that enables customers to replace their existing PBX solution and consolidate all of their business communications and collaboration requirements onto Zoom. As of January 31, 2026, Zoom Phone provided native PSTN connectivity in more than 45 countries and territories.
Zoom Phone also supports Premises Peering and Cloud Peering, which provide customers with the flexibility to keep their current PSTN service providers by redirecting existing third-party voice circuits to the Zoom Phone Cloud. Hybrid connectivity is also supported, allowing customers to mix native Zoom Phone calling plans and third-party voice circuits. This unique capability enables customers to enjoy all the benefits and features of Zoom Phone while keeping their existing service provider contracts, phone numbers, and calling rates with their preferred carrier of record.
Zoom Phone Provider Exchange makes it easier for customers to choose their preferred PSTN provider partners, providing an improved way to connect with cloud peering partners, promote the discovery of new providers, and enable self-

service of phone numbers from selected partners. As of January 31, 2026, more than 90 countries and territories are included in the Provider Exchange program.
Zoom Team Chat
Zoom Team Chat, included in Zoom Workplace and Zoom Phone plans, enables organizations and teams to communicate and collaborate in groups, channels, or one-on-one conversations and to stay connected by instantly sharing messages, images, files, and other content across desktops, laptops, tablets, and mobile devices. With Zoom Team Chat, users can easily invite people outside their organization to a chat conversation and quickly switch from a chat to a phone call or video meeting during a conversation. Zoom Team Chat also features content storage for users who want discoverability and the ability to review their conversations or shared files. There are dozens of Zoom Team Chat-compatible applications available in the Zoom App Marketplace that provide notifications and improved workflow for other enterprise systems.

Zoom Docs
Zoom Docs is a dedicated, modular workspace for efficient, dynamic hybrid collaboration. With Zoom Docs, users get a singular workspace designed to bring their teams together to share ideas and get more done, all powered by AI Companion. It helps tie together our collection of communication modalities, with online word processing now threaded throughout the Zoom platform.
Zoom Whiteboard
Zoom Whiteboard is an interactive canvas that enables teams to collaborate and brainstorm using templates, drag-and-drop shapes and objects, text, diagramming tools, and integrations with third-party services. Zoom Whiteboard is a persistent collaboration tool that works across Zoom Meetings, Zoom Team Chat, Zoom Rooms for Touch, Zoom Workplace desktop and mobile apps, and web browsers. Whiteboards can be shared with internal and external participants.
Zoom Clips
Zoom Clips is a convenient solution for capturing both video and screen content. Zoom Clips enables users to effortlessly and quickly record, edit, share, store, and analyze short video “clips,” as well as comment/react to other users’ clips, to keep the collaboration going. Clips are particularly valuable when demonstrating or showcasing product features or functionalities. Zoom Clips is included with Zoom Workspace paid plans.
Zoom Rooms
Zoom Rooms is our software-based conference room system that transforms every room – from executive offices, huddle rooms, and training rooms, to broadcast studios – into a collaboration space that is easy to use, simple to deploy, and low-effort to manage. Designed to enhance workforce collaboration across in-room and virtual participants, Zoom Rooms offers one-click-to-join meetings, wireless multi-sharing, interactive whiteboarding, intuitive room controls, scheduling enhancements, digital signage, and other features seamlessly integrated with the Zoom Meetings experience and hybrid work experience.
Workspace Reservation
Zoom Workspace Reservation is a service that enables the management of physical spaces, providing tools for customers to reserve and manage their workspace utilization by connecting users to workspaces. It enhances and streamlines hotdesking and hoteling experiences and can provide recommendations for a workspace location or time to reserve. Users can reserve a work location time and duration in advance or on demand by selecting a location on a floor plan. Administrators can learn more about the utilization of their workspaces to support the planning and optimization of their locations.
Zoom Business Services
Zoom Contact Center
Zoom Contact Center is an omnichannel solution that helps empower and upskill agents, improve operational effectiveness, and strengthen customer relationships. Built on Zoom’s reliable and secure platform, Zoom Contact Center enriches customer engagement by delivering highly personalized and seamless customer journeys across all channels. The capabilities of Zoom Contact Center are further enhanced when integrated with Zoom Virtual Agent, our AI-powered, multimodal self-service solution that supports both chat and voice interactions, enabling intelligent, conversational engagement across digital and telephony channels, and Zoom's Workforce Engagement Management suite, including Workforce Management and Quality Management for Contact Center customers. With advanced conversational AI, natural language understanding, and seamless handoff to live agents, Zoom Virtual Agent helps organizations automate routine inquiries while delivering human-like voice and messaging experiences at scale. Together, these solutions form an all-in-one, comprehensive contact center solution designed to elevate every aspect of the customer experience.
Zoom Revenue Accelerator
Zoom Revenue Accelerator is a conversation intelligence software solution for Zoom Meetings and Zoom Phone, providing sales teams with meaningful and actionable insights from their customer interactions to improve seller performance and enhance customer experiences by reconciling call analytics with CRM data.
Zoom Events
Built on Zoom’s reliable and secure video technology, Zoom Events allows event hosts to seamlessly create and manage virtual and hybrid events of any size. Zoom Events offers features such as event hubs, dedicated corporate event spaces, customizable registration and ticketing, attendee networking, expo floor, and event analytics. This comprehensive solution is designed to simplify how users manage, host, market, and report on all of their virtual and hybrid events.
Zoom Webinars Plus
Zoom Webinars Plus allows customers to use the signature features of Zoom Events for a single-session event, including branded registration and event pages, live polling, surveys and chat, advanced reporting, and the ability to organize upcoming and past events in one place.
Zoom Webinars
Zoom Webinars support interactive video presentations to large audiences from almost anywhere in the world and from many devices. Zoom Webinars can scale up to 1 million attendees (with the expanded single-use license) and last up to 30 hours with 1,000 interactive video panelists. With webinars, customers have control over the video viewing experience, and attendees join to listen, learn, and interact using chat, Q&A, live polling, and more. Our powerful third-party integrations help users maximize the use of their webinars and expand their capabilities with features such as paid registration, marketing automation, lead nurturing, and learning management.
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
Developer Ecosystem
Zoom Developer Platform and App Marketplace
The Zoom Developer Platform enables developers, platform integrators, service providers, and customers to easily build apps and integrations that use Zoom’s video-based communications solutions across video, phone, and chat, or integrate Zoom’s core technology into their products and services, with opportunities for co-marketing, discovery, and distribution. Our developer platform also allows Zoom customers to administer their accounts, including managing app requests and provisioning, as well as optimizing account usage with access to dashboards and usage metrics. With our SDKs, APIs, webhooks, and extensive developer resources, Zoom, third-party developers, and partners can build and publish applications on our App Marketplace that integrate our platform with other globally in-demand applications, platforms, websites, and services. Our customers also have access to tools and resources that enable them to develop private applications that integrate Zoom Workplace and Zoom technology into their workflows and systems.
Zoom Apps
Zoom Apps combine users’ favorite apps with the power of video communications, allowing users to access them directly within Zoom Meetings. Users can enrich their Zoom experience with a variety of apps that cater to various use cases, including whiteboarding, project management, note-taking, gaming, and more. Zoom Essential Apps, launched in January 2023, provides access to a curated list of apps at no cost for one year after app activation for Zoom Workplace Pro, Business, and Business Plus users to enhance their Zoom experience, such as through visual agendas, automated tools to keep meetings on track, and interactive activities to add energy and fun to meetings.

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
Video communication presents its own unique set of challenges, requiring significant computing resources for encoding, decoding, multiplexing, and synchronization, along with high network bandwidth and performance. To address this, our platform separates video content processing from the transporting and mixing of streams. We allocate video content processing to intelligent agents that reside on client devices and dynamically encode and decode based on the performance of client technology, network performance, and bandwidth. Our next-generation multimedia router operates globally distributed cloud infrastructure to determine the optimal data centers to host a meeting and an optimal set of paths to connect the participants.
Our Customers
We have customers of all sizes, from individuals to global Fortune 50 organizations. Our current customer base spans countries across the world and numerous industry categories, including education, entertainment/media, enterprise infrastructure, finance, government, health care, manufacturing, nonprofit/not-for-profit and social impact, retail/consumer products, and software/internet. No individual customer represented more than 10% of our total revenue in the fiscal year ended January 31, 2026.
Sales
Our sales model combines our online demand generation with a direct sales approach optimized for the size of each customer opportunity. Our sales force includes our field sales representatives as well as our product specialist teams, and it is organized by customer subscription size, region, and vertical. Our channel team works across a broad channel ecosystem, from resellers to global system integrators and service providers, as well as independent software vendors (ISVs), to build a strong ecosystem that broadens our reach. Our online channel supports high-volume, high-velocity, self-service sales.
Marketing
Our marketing organization is focused on driving brand awareness, supporting customer acquisition and retention, and promoting adoption of our product portfolio. We invest in brand positioning, demand generation, and customer engagement initiatives across digital, social, content, and event-based channels.
Our marketing programs include targeted online advertising, out-of-home media placements, virtual and in-person events, content marketing, and customer advisory programs. We utilize a mix of online, in-person, and hybrid event formats to engage prospects and customers. Zoomtopia, our annual user conference, is delivered in a hybrid format and is attended by tens of thousands of in-person and virtual participants.
Research and Development
Zoom’s research and development efforts are focused on driving innovation in communication technology. With teams distributed across major regions, including Asia‑Pacific, EMEA, and North America, our global presence supports a “follow‑the‑sun” development model that enables continuous innovation and efficient delivery of new capabilities. We prioritize advancements in Zoom AI Companion, Zoom Workplace, Zoom Business Services, security, video and audio quality, and seamless integrations, while continually enhancing performance across devices and networks and exploring emerging technologies to shape the future of the remote and hybrid workplace. For information on the risks associated with our international operations, see “Risks Related to Our Business and Our Industry” under “Item 1A - Risk Factors.”
Our Competition
The markets in which we operate are highly competitive. We face competition from legacy web-based meeting services providers, including Cisco Webex and GoTo, bundled productivity suite providers with communications offerings, including Microsoft 365 (with Teams) and Google Workspace (with Meet), and UCaaS and legacy web-based meeting providers, including Avaya, RingCentral, 8x8, and in our Contact Center offerings, Five9, Inc., Genesys, and NICE inContact, as well as consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook.
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
Human Capital
As of January 31, 2026, we had 7,438 full-time employees. Of these employees, 3,457 are in the United States and 3,981 are in our international locations. None of our U.S. employees are represented by a labor union. Employees in two of our non-U.S. subsidiaries have the benefit of a collective bargaining agreement and are represented by a workers’ council. We have not experienced interruptions of operations or any work stoppages due to labor disagreements.
Our Culture of Care
Our culture is built on care, belonging, and performance. We are committed to creating an environment where every employee feels valued, supported, and empowered to do their best work. Through our technology and our culture, we aim to strengthen human connection and enable people and businesses to thrive.
Our customers are at the heart of everything we do, and our culture of care extends to how we support one another, our communities, and ourselves. This shared sense of belonging and accountability fuels our performance and drives innovation across the company.
Our culture is grounded in our mission, values, and nine culture principles that help us succeed:

•Mission: An AI-first work platform for human connection
•Values: We care for our customers, company, communities, teammates, and selves
•Culture Principles: Ways of working and collaborating that help every Zoomie thrive
This culture of care, belonging, and performance is a key part of what makes Zoom a great place to work and a trusted partner to our customers. It continues to be a differentiator in attracting and retaining top talent. Zoom has been recognized on

Fortune’s “Most Admired Companies” list for five consecutive years, included in Fast Company’s 2025 “Most Innovative Companies” list, and named one of Forbes’ 2025 “America’s Best Midsize Employers.”
Compensation and Benefits
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. Our employees’ total compensation packages include base pay, bonuses or sales commissions, and equity. We offer a wide array of benefits, including comprehensive healthcare benefits, mental health benefits, fertility benefits, time off programs, a book reimbursement plan to support continuous learning, an Employee Stock Purchase Plan and charitable gift matching through our Zoom Cares program.
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
Corporate Information
We were incorporated under the laws of the state of Delaware in April 2011 under the name Saasbee, Inc., and in February 2012, we changed our name to Zoom Communications, Inc. In May 2012, we changed our name to Zoom Video Communications, Inc. In November 2024, we changed our name back to Zoom Communications, Inc. Our principal executive offices are located at 55 Almaden Boulevard, 6th Floor, San Jose, California 95113. Our telephone number is (888) 799-9666. Our website address is https://zoom.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. The Zoom design logo, “Zoom,” “Zoom Communications,” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Zoom Communications, Inc. Other trade names, trademarks, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.
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
Our business is subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. Customers may also terminate or reduce the size of their existing subscriptions. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as the composition of our customer base dissatisfaction with our products and support, a customer no longer having a need for our products, or a belief that a competitor’s product is better, more secure, or less expensive than our products and platform. Renewals are also impacted by reductions in customer information technology spending budgets or a decision by the customer to consolidate their spending budgets on one of our competitor’s platforms, both of which are more likely to occur during periods of high inflation or recessionary or uncertain economic environments. We must continually add new customers and licenses to grow our business and to replace customers and licenses who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
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
Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. There are no assurances we will be able to sustain our revenue growth in future periods, and our revenue growth rate may remain flat or decline in future periods. Many factors have and may contribute to declines in our growth rate, including higher market penetration, increased competition, macroeconomic conditions, such as inflation, recessionary or uncertain economic environments, fluctuating foreign currency exchange rates, slowing demand for our platform, a lower than anticipated capitalization on growth opportunities, and the maturation of our business, among others. Our growth rate could adversely affect investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
•Contact Center providers, including Five9, Inc., Genesys, and NICE inContact; and
•consumer-facing platforms that can support small- or medium-sized businesses, including Amazon, Apple, and Facebook.
Other large established companies may also make investments in video communications tools. In addition, as we introduce new products and services into our platform, and with the introduction of new technologies and market entrants, including AI, we expect competition to continue to intensify.
As we continue to build out our platform, we may face increased competition from companies that offer similar services and new competitors that may enter that market in the future. Our customers also include consumers or small and medium-sized businesses. With respect to these smaller customers, we face competition from more consumer-oriented platforms, most of which have more experience with the consumer market than we do. Further, many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing, customers and partner relationships; more third-party integrations; greater accessibility across devices and applications; greater access to larger user bases; major distribution agreements with hardware manufacturers and resellers; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties' technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and geopolitical tensions and military conflicts, and tariffs, the threat of new or increased tariffs and trade tensions, including the United States' ongoing trade disputes with China and other countries. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
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

We are subject to requirements imposed by app stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. For example, Apple requires mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other privacy and regulatory changes remains uncertain. If we do not comply with applicable requirements imposed by app stores, we could lose access to the app store and users, and our business would be harmed.
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
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative and agentic AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we rely on third parties for certain AI features of our products and if such third parties do not provide us those features (or do not do so on acceptable terms), experience interruptions, or cease operating, we may need to work with another provider, which may take time or may not be possible, and could result in the disruption of certain of our products or services, affect our reputation or brand, and negatively affect our financial results. We could also face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative or agentic AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. We currently offer certain of our AI features at no additional cost, as we believe they will ultimately enhance user satisfaction, improve customer retention, and drive revenue. If such benefits are not realized, the associated investment costs could further negatively impact our margins. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
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
On January 4, 2018, the Federal Communications Commission (“FCC”) released an order reclassifying broadband internet access as an information service, a regulatory regime generally referred to as network neutrality, subject to certain provisions of Title I of the Communications Act. The order requires broadband providers to publicly disclose accurate information regarding network management practices, performance characteristics, and commercial terms of their broadband internet access services sufficient to enable consumers to make informed choices regarding the purchase and use of such services, and entrepreneurs and other small businesses to develop, market, and maintain internet offerings. The new rules went into effect on June 11, 2018. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducts that review. On October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. On October 19, 2023, the FCC adopted a notice of proposed rulemaking proposing to reinstate the 2015 rules, and on April 24, 2024, adopted an order that substantially reinstated those rules. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit issued a decision overturning the FCC order. A petition for rehearing of the decision filed by proponents of network neutrality was denied on March 11, 2025. On August 8, 2025, the proponents of network neutrality announced that they would not seek Supreme Court review of the Sixth Circuit decision. On November 3, 2025, the FCC released a notice of proposed rulemaking that proposed changes to the rules for disclosure of information on broadband services provided to consumers. We cannot predict the impact of the Sixth Circuit decision, the reinstatement of the prior rules or the proposed changes to the rules on our operations or business.

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
We believe that maintaining and enhancing the Zoom brand is critical to expanding our base of customers and users and, in particular, conveying to users and the public that the Zoom brand consists of a broad communications and collaboration platform, rather than just one distinct product. For example, if users view the Zoom brand primarily as a video conferencing point solution or utility rather than as a workplace collaboration solution that connects people through video, voice, chat and content sharing, or have a negative perception of our privacy and security, then our market position may be detrimentally impacted. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or perception of our platform, including from any delays or interruptions in service due to capacity constraints stemming from increased usage, from our privacy or security features, because of sentiment towards the providers of communication and collaboration technologies generally, or from our integration of new product functionalities using technologies with heightened public interest, could adversely affect our reputation and our ability to attract and retain customers. Similarly, any unfavorable perception of our company, including due to any actual or perceived violation by our employees of our policies, such as our Code of Business Conduct and Ethics, could cause us reputational harm and customer loss, impact our financial performance, expose us to litigation, and harm our business, among other things. If we fail to promote and maintain the Zoom brand, including consumer and public perception of our platform or our company, or if we incur excessive expenses in this effort, our business will be harmed.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder, President and Chief Executive Officer, Eric S. Yuan, is critical to our overall management, as well as the continued development of our products, services, the Zoom platform, our culture, our strategic direction, engineering, and our global operations, including regions such as the United States, Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. Any changes in our senior management team in particular, even in the ordinary course of business may be disruptive to our business. Such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
We believe that a critical component to our success and our ability to retain our best people is our culture. As we continue to grow, we may find it difficult to maintain our happiness-centric company culture. Transparency is also an important part of our culture, and one that we practice every day. As we continue to grow, maintaining this culture of transparency will present its own challenges that we will need to address, including the type of information and level of detail that we share with our employees.

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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 27.9%, 28.2%, and 28.7% of our revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
•changes in diplomatic and trade relationships, including the continuing deterioration in diplomatic relations between the United States and China, or deterioration in diplomatic relations between the United States and countries with which the United States has traditionally enjoyed close ties and alliances, and ongoing military conflicts;
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended January 31, 2026, 2025, and 2024, 19.7%, 19.3%, and 19.3% of our revenue, respectively, and 21.7%, 16.4%, and 13.7% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the fiscal year ended January 31, 2026, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our sales to government entities and other government contractors are subject to a number of additional challenges and risks.
We expect to continue selling our products and services to U.S. federal and state and foreign governmental agency customers, which may occur through sales to other companies that resell our services to government customers and/or through direct sales to government entities. While we are a U.S. Federal Risk and Authorization Management Program (“FedRAMP”) authorized SaaS service, selling to government entities and other government contractors presents a number of unique challenges and risks including the following:
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
Additionally, foreign government initiatives intended to reduce reliance on non-domestic technology may cause foreign governmental agency customers to stop using our solutions,  decrease the profitability of sales to such customers, or make it less likely that we are able to sell our solutions to other foreign governmental agencies.
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
While the One Big Beautiful Bill Act (“OBBBA”) did not result in our being subject to the Corporate Alternative Minimum Tax (“CAMT”) for the current year, future changes in our financial results, business operations, or the interpretation and application of OBBBA provisions could cause us to become subject to CAMT in subsequent periods, which may materially increase our effective tax rate. In addition, on February 18, 2026, the U.S. Department of the Treasury and the Internal Revenue Service released guidance addressing adjustments to adjusted financial statement income (AFSI) under CAMT related to domestic research and development expenditures capitalized under Section 174. We believe the guidance is intended to mitigate certain book-tax timing differences associated with the capitalization and amortization of domestic research and development expenditures. Although the guidance does not impact the current fiscal year, it could affect our CAMT calculations in future periods, and we are evaluating its potential impact.
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
The OECD has also been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules having become effective during our fiscal year ended January 31, 2025, and the remaining rules becoming effective for our fiscal year ending January 31, 2026, or in later periods. Further, on June 28, 2025, the G7 released a joint statement that it had reached an understanding to modify the approach to Pillar Two, aiming to simplify administration of the rules. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of the OECD’s global minimum tax rules. Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.
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
During fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business, and we have a limited operating history at the current scale of our business. As a result, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities or to adapt and respond to inflationary factors affecting our business or future economic recession. Additionally, the shifts to remote and hybrid work, have limited our ability to forecast revenue, costs, and expenses due to the uncertainty around how companies choose to operate in the future, including the impacts of a remote and hybrid workplace. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
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
Industry Standards
In addition to privacy, data protection and information security laws, we are contractually subject to certain industry standards adopted by industry groups and may become subject to additional such obligations in the future. We also have certain privacy, data protection, information security obligations arising from the practices in our industry or of companies similar to us. We are also bound by other contractual obligations related to privacy, data protection, and information security, and our efforts to comply with such obligations may not be successful. If we fall below such industry standards or cannot comply with such contractual obligations, our reputation and business may be harmed. We also publish privacy policies, marketing materials, whitepapers and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection, artificial intelligence and information security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. On July 30, 2025, the SEC informed us that its investigation has concluded and they do not intend to recommend an enforcement action. The EDNY and NDCA investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business. We do not know when the EDNY and NDCA matters will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. In June 2025, the Supreme Court rejected a challenge to the USF contribution rules. However, a new lawsuit has been filed seeking to invalidate the system on other grounds in the U.S. Court of Appeals for the Fifth Circuit on October 1, 2025. Congress or the FCC may expand the scope of Zoom Phone’s regulatory obligations at any time. On October 29, 2025, the FCC released a notice of proposed rulemaking that could result in substantial changes in the regulatory regime governing interconnection among providers of voice service. In addition, FCC classification of Zoom Phone as a common carrier or telecommunications service could result in additional federal and state regulatory obligations. If we do not comply with any current or future state regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell Zoom Phone to our customers and harm our business.
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
On December 13, 2023, the FCC adopted revised rules on reporting of breaches of private customer information, known as CPNI. The revised rules could broaden the types of CPNI breaches that must be reported, but also could limit the number of reports that must be filed by adopting a minimum threshold for the number of customers affected and not requiring reporting in certain circumstances when customers are not harmed. The rules also require that breach reports be provided directly to the FCC, which could increase the risk of enforcement action, including fines and behavioral remedies. These rules are not yet in effect and have been challenged in federal court. The initial appeal of the rules was denied in August 2025, but the parties requested review by the full court, and the court granted an FCC request to hold the appeal in abeyance while it considers whether to revise or revoke the rules. We cannot predict the impact of the new rules on our operations or business or whether they will be overturned in court.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2026, the holders of our outstanding Class B common stock held 51.8% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 45.8% of such voting power in the aggregate. As of January 31, 2026, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.1% of our outstanding capital stock but controlled approximately 37.7% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. As outlined in its committee charter, the Cybersecurity Risk Management Committee of the Board (“Cybersecurity Risk Committee”) assists the Board in fulfilling its oversight responsibility. Our CISO, Sandra McLeod, leads the team responsible for implementing and maintaining our information security program and reports directly to the Chief Operating Officer (“COO”), who reports directly to our Chief Executive Officer (“CEO”). Ms. McLeod holds a B.S. in Computer Science from California State Polytechnic University-Pomona and a Master’s Degree in Computer Science from the University of Tennessee, Knoxville. She brings nearly 25 years of experience, including over ten years conducting security research and leading security initiatives at Cisco. Prior to Ms. McLeod, Michael Adams served as Zoom’s CISO.
The CISO provides regular briefings to our senior management and the Cybersecurity Risk Committee concerning relevant cybersecurity risks and the processes we have implemented to address them. The Cybersecurity Risk Committee and the Board also receive various reports, summaries, and presentations related to cybersecurity threats, risks, and mitigations.
Item 2. PROPERTIES
Our corporate headquarters is located in San Jose, California, where we lease approximately 103,000 square feet of commercial space pursuant to operating leases that expire in the fiscal year ending January 31, 2030. In addition, we maintain offices in the United States and internationally in APAC and EMEA.
Item 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 - “Commitments and Contingencies” in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under “Legal Proceedings.”
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ZM.”
Holders of Record
As of January 31, 2026, we had 47 holders of record of our Class A common stock and 8 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from January 29, 2021 through January 30, 2026 with (ii) the cumulative total return of the Russell 2000 Index (“RUT”) and the Nasdaq Computer Index (“IXCO”) over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices as of January 29, 2021, with the reinvestment of dividends. The graph uses the closing market price on January 29, 2021 of $372.07 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not currently anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$300
$200
$100
$—
$257
$126
$25
01/29/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
01/30/2026
Nasdaq Computer Index (IXCO)
Russell 2000 Index (RUT)
Zoom Communications, Inc. (ZM)

Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
November 1 - 30, 2025	931,147	$83.89	931,147	$1,232,255
December 1 – 31, 2025	999,124	$88.05	999,124	$1,144,278
January 1 – 31, 2026	1,830,784	$86.09	1,830,784	$986,672
Total	3,761,055	$86.07	3,761,055	$986,672

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
Overview
Zoom provides the AI-first, open work platform built for human connection and purposefully designed to move conversations to completion. Zoom enables customers to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more — all with the built-in assistance of Zoom AI Companion.
We strive to simplify the workday with AI-first tools that drive meaningful team collaboration and customer engagement. Zoom Workplace supports businesses by providing a secure, scalable solution for communication and collaboration. In addition, Zoom is further helping businesses foster stronger customer and employee relationships through Zoom Business Services, which includes Zoom Contact Center, Zoom Revenue Accelerator, as well as Zoom Events, which empowers sales, marketing, and customer experience teams.
AI is core to Zoom’s product innovation. During fiscal year 2026, Zoom has continued to invest in AI, expanding its agentic AI skills, agents, and models, focusing on three key areas: supporting individual productivity, powering better collaboration, and helping customer-facing teams get more done, do better work, and strengthen relationships with AI Companion. Our federated approach to AI dynamically leverages multiple Large Language Models (“LLMs”) (including those from OpenAI, Anthropic, and Meta), as well as Small Language Models (“SLMs”), making AI more accessible and affordable so that more people can incorporate it in their day-to-day workflows. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications-like customer content (such as poll results, whiteboard, and reactions) to train Zoom’s or its third-party AI models.
Zoom’s platform prioritizes security and privacy, with 20 co-located data centers globally as of January 31, 2026 and robust encryption options. We are committed to delivering high-quality, real-time video, even in low-bandwidth conditions, while safeguarding our customers' data.
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
Our revenue was $4,868.8 million, $4,665.4 million, and $4,527.2 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively, representing year-over-year growth of 4.4% and 3.1%, respectively. We had net income of $1,900.1 million, $1,010.2 million, and $637.5 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Net cash provided by operating activities was $1,989.0 million, $1,945.3 million, and $1,598.8 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including geopolitical and trade uncertainties, changing monetary policy, and ongoing foreign currency exchange rate volatility, has created and may continue to create uncertainty in demand for subscriptions to our open work platform. Although headline inflation in many major economies has moderated compared with prior years and moved closer to central bank targets, cost pressures remain uneven across regions, and uncertainties around interest rates, policy actions, and global growth continue to influence corporate spending patterns. These dynamics, together with shifts in customers’ internal priorities, including budget realignment toward digital transformation and AI initiatives, have contributed to elongated sales cycles and continued caution in enterprise spending, potentially affecting customer upsell, downsell, or renewal activity.
We continue to monitor the potential effects of these circumstances as well as the overall global economy and geopolitical landscape on our business and financial results. The implications of macroeconomic conditions on our business, results of operations, and overall financial position, particularly over the long term, remain uncertain.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant corporate income tax provisions, including the option to immediately deduct domestic research and development expenses or continue to capitalize and amortize such expenses for tax years beginning after December 31, 2024, the permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025, and modifications to international tax rules such as future changes to the calculation of Global Intangible Low-Taxed Income (GILTI) and the Foreign-Derived Intangible Income (FDII) deduction. The impacts of OBBBA on our financial statements for the fiscal year ended January 31, 2026 were not material; however, OBBBA resulted in a favorable impact on cash taxes and an increase in our effective tax rate. As our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
Refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussions of the potential impacts of the current macroeconomic conditions on our business.
Key Business Metrics and Factors Affecting Our Performance
We review the following key business metrics and strategic factors to measure our performance, identify trends, formulate financial projections, and make strategic decisions, including evaluating our ability to grow the number of customers who use Zoom Workplace and Zoom Business Services. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity that our platform addresses, it is difficult to predict customer adoption rates or the future growth rate and size of the market for our platform. We will need to continue to invest in sales and marketing in order to address this opportunity by hiring, developing, and retaining talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time.
Large Enterprise Customers - Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers who contribute more than $100,000 of trailing 12 months revenue since it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 32.8%, 31.0%, and 29.2% of total revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, 2025, and 2024, we had 4,468, 4,088, and 3,810 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our penetration of larger organizations, including enterprises. These customers are a subset of Enterprise customers, as defined in the following section.
Expansion of Zoom Across Existing Enterprise Customers - Net Dollar Expansion Rate
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
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 60.3%, 59.0% and 57.9% of total revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12 month net dollar expansion rate for Enterprise customers was 98%, 98%, and 101% as of January 31, 2026, 2025, and 2024, respectively.

Retention of Online Customers - Average Monthly Churn Rate & Percentage of MRR from ≥16-Month Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to solopreneurs to small and medium-size businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 39.7%, 41.0%, and 42.1% of total revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. The ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.8%, 2.9%, and 3.1% per month for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. One of the dynamics in the Online portion of our business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of January 31, 2026, 2025, and 2024 the percentage of total Online MRR from Online customers with a continual term of service of at least 16 months was 74.9%, 75.1% and 74.2% respectively.
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
Innovation and Expansion of Our Platform
We continue to invest and enhance the capabilities of Zoom Workplace and Zoom Business Services, including ongoing investments in AI, with a focus on expanding agentic AI skills, agents, and models.
During fiscal year 2026, we launched several new products and enhancements across Zoom Workplace and Zoom Business Services. These included Zoom Tasks, which helps users manage and complete tasks; Zoom Workplace for Frontline Workers, an AI-first mobile solution to improve on-shift communication and task management; Zoom Workplace for Clinicians, which automates clinical workflows and reduces documentation overhead; and a next-generation Zoom Virtual Agent, which uses agentic AI to autonomously handle customer support issues across chat and voice channels. These offerings expand our agentic AI capabilities across collaboration, customer support, recruiting, and industry-specific workflows through new integrations and platform enhancements. We also acquired BrightHire, Inc. to strengthen recruiting and candidate engagement capabilities.
At Zoomtopia 2025, our annual user conference held in September, we announced several strategic platform innovations, including AI Companion 3.0, which we launched in December 2025 for all paid Zoom Workplace users at no additional cost. AI Companion 3.0 introduces more proactive assistance with tasks, such as meeting prioritization, agenda creation, and “catch me up” summaries, along with unified, context-aware search across internal and external data sources, enhanced report generation and research tools, and an expanded workspace designed to improve productivity.
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

International Opportunity
Our platform addresses the communications and collaboration needs of users worldwide, and international expansion remains a meaningful component of our long-term growth strategy. Our revenue outside of the Americas (APAC and EMEA) represented 27.9%, 28.2%, and 28.7% of our total revenue for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
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
The following table presents a summary of our cash flows for the fiscal years presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,989,048	$1,945,308	$1,598,836
Less: purchases of property and equipment	(64,961)	(136,560)	(126,953)
Free cash flow (non-GAAP)	$1,924,087	$1,808,748	$1,471,883
Net cash used in investing activities	$(278,898)	$(1,106,024)	$(1,183,689)
Net cash (used in) provided by financing activities	$(1,805,358)	$(1,028,077)	$60,186

Components of Results of Operations
Revenue
We derive our revenue from subscription agreements with customers for access to our AI-first, open work platform. Our customers generally do not have the ability to take possession of our software. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our AI-first, open work platform. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term, which can include a free period discount.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting our AI-first, open work platform and providing general operating support services to our customers. These costs are related to our co-located data centers, third-party cloud hosting, integrated third-party PSTN services, personnel-related expenses, amortization of capitalized software development and acquired intangible assets, royalty payments, and allocated overhead.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of revenue for each of the fiscal years indicated:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Revenue	$4,868,769	$4,665,433	$4,527,224
Cost of revenue (1)	1,119,036	1,129,627	1,077,801
Gross profit	3,749,733	3,535,806	3,449,423
Operating expenses:
Research and development (1)	844,875	852,415	803,187
Sales and marketing (1)	1,388,297	1,427,384	1,541,307
General and administrative (1)	392,928	442,712	579,650
Total operating expenses	2,626,100	2,722,511	2,924,144
Income from operations	1,123,633	813,295	525,279
Gains on strategic investments, net	969,822	177,142	109,770
Other income, net	328,830	325,147	197,263
Income before provision for income taxes	2,422,285	1,315,584	832,312
Provision for income taxes	522,137	305,346	194,850
Net income	$1,900,148	$1,010,238	$637,462

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$96,273	$124,561	$143,798
Research and development	287,172	333,767	336,309
Sales and marketing	254,976	319,631	381,298
General and administrative	122,355	153,350	195,756
Total stock-based compensation expense	$760,776	$931,309	$1,057,161

	Year Ended January 31,
	2026	2025	2024

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	23.0%	24.2%	23.8%
Gross profit	77.0%	75.8%	76.2%
Operating expenses:
Research and development	17.4%	18.3%	17.7%
Sales and marketing	28.5%	30.6%	34.0%
General and administrative	8.1%	9.5%	12.9%
Total operating expenses	53.9%	58.4%	64.6%
Income from operations	23.1%	17.4%	11.6%
Gains on strategic investments, net	19.9%	3.8%	2.4%
Other income, net	6.8%	7.0%	4.4%
Income before provision for income taxes	49.8%	28.2%	18.4%
Provision for income taxes	10.7%	6.5%	4.3%
Net income	39.0%	21.7%	14.1%

Comparison of Fiscal Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Revenue	$4,868,769	$4,665,433	$203,336	4.4%
Revenue for the fiscal year ended January 31, 2026 increased by $203.3 million, or 4.4%, compared to the fiscal year ended January 31, 2025. The increase primarily reflects higher product expansion and usage among existing Enterprise customers and continued growth of our customer base. Revenue from Enterprise subscription services grew 6.5% year over year, with 68.4% of the increase attributable to existing customers and 31.6% to new customers. Revenue from Online customers increased by 1.2%.
Cost of Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,119,036	$1,129,627	$(10,591)	(0.9)%
Gross profit	3,749,733	3,535,806	213,927	6.1%
Gross margin	77.0%	75.8%
Cost of revenue for the fiscal year ended January 31, 2026, decreased by $10.6 million, or 0.9%, compared to the fiscal year ended January 31, 2025. The decline primarily reflects a $28.3 million reduction in stock-based compensation, partially offset by $18.2 million in asset impairments. The decrease in stock-based compensation resulted from changes to our equity program.
Gross margin increased to 77.0% for the fiscal year ended January 31, 2026 from 75.8% for the fiscal year ended January 31, 2025. The increase in gross margin was driven by the decrease in stock-based compensation as well as other operational efficiencies.
Operating Expenses
Research and Development

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$844,875	$852,415	$(7,540)	(0.9)%
Research and development expense for the fiscal year ended January 31, 2026, decreased by $7.5 million, or 0.9%, compared to the fiscal year ended January 31, 2025. The decrease primarily reflects a $46.6 million reduction in stock-based compensation resulting from changes to our equity programs, largely offset by continued investment in AI innovation. The offsetting increase was driven by an additional $33.4 million of personnel-related expenses from higher headcount and costs associated with AI-focused software and facilities.
Sales and Marketing

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$1,388,297	$1,427,384	$(39,087)	(2.7)%
Sales and marketing expense for the fiscal year ended January 31, 2026, decreased by $39.1 million, or 2.7%, compared to the fiscal year ended January 31, 2025. The decrease was primarily driven by a $64.7 million decrease in stock-based compensation resulting from changes in our equity programs, partially offset by continued investments supporting customer acquisition, retention, and expansion initiatives.
General and Administrative

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
General and administrative	$392,928	$442,712	$(49,784)	(11.2)%
General and administrative expense for the fiscal year ended January 31, 2026, decreased by $49.8 million, or 11.2%, compared to the fiscal year ended January 31, 2025. The decrease primarily reflects a $36.0 million change related to an SEC investigation accrual recorded in the prior year and reversed in the current year, along with a $31.0 million reduction in stock-based compensation resulting from changes in our equity programs. These decreases were partially offset by a $20.9 million expense for the charitable donation of shares contributed to a donor advised fund.
Gains on Strategic Investments, Net

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Gains on strategic investments, net	$969,822	$177,142	$792,680	NM
Gains on strategic investments, net, were $969.8 million and $177.1 million for the fiscal years ended January 31, 2026 and 2025, respectively, which were both primarily driven by changes in the fair value of our privately held securities.
Other Income, Net

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Other income, net	$328,830	$325,147	$3,683	1.1%
Other income, net for the fiscal year ended January 31, 2026 increased by $3.7 million, or 1.1%, compared to the fiscal year ended January 31, 2025. The increase was mainly driven by a $23.8 million favorable impact from changes in foreign currency exchange rates, largely offset by a $23.4 million decrease in interest income from cash and marketable securities.

Provision for Income Taxes

	Year Ended January 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Provision for income taxes	$522,137	$305,346	$216,791	71.0%
Provision for income taxes for the fiscal year ended January 31, 2026 increased by $216.8 million, or 71.0%, compared to the fiscal year ended January 31, 2025. The change in income taxes was primarily due to an increase in income before taxes partially offset by a decrease in tax shortfalls and an increase in tax benefits on stock-based compensation for the fiscal year ended January 31, 2026. See Part II, Item 8, Note 11 “Income Taxes” to the consolidated financial statements in this Annual Report for further information.
For a discussion of the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.8 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, corporate bonds, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
We finance our operations primarily through income from operations. Cash from operations may also be affected by various risks and uncertainties, including, but not limited to, macroeconomic factors, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and the fluctuations in foreign currency exchange rates. These factors and other risks detailed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K could impact the timing of cash collections from our customers. However, based on our current business plan and revenue prospects, we believe our existing cash, cash equivalents, and marketable securities, together with net cash provided by operations, will be sufficient to meet our needs for at least the next 12 months and allow us to capitalize on growth opportunities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, as well as expenses associated with our international expansion, and the timing and extent of additional capital expenditures to invest in existing and new office spaces as well as data center infrastructure. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may choose or be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to enter into debt agreements on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our material cash requirements from known contractual and other obligations primarily relate to our leases for office space and equipment, as well as non-cancelable purchase obligations. Expected timing of those payments are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$62,319	$26,585	$31,303	$4,431	$—
Non-cancelable purchase obligations	444,193	241,268	144,730	58,195	—
Total contractual obligations	$506,512	$267,853	$176,033	$62,626	$—
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by operating activities	$1,989,048	$1,945,308	$1,598,836
Net cash used in investing activities	$(278,898)	$(1,106,024)	$(1,183,689)
Net cash (used in) provided by financing activities	$(1,805,358)	$(1,028,077)	$60,186
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscriptions to our AI-first, open work platform. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to hosting our platform, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, such as stock-based compensation expense, depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $1,989.0 million for the fiscal year ended January 31, 2026, compared to $1,945.3 million for the fiscal year ended January 31, 2025. The increase in operating cash flow was mainly due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities of $278.9 million for the fiscal year ended January 31, 2026 was primarily due to cash paid for acquisitions, net of cash acquired, of $119.8 million, net purchases of marketable securities of $75.8 million, purchases of property and equipment of $65.0 million, and purchases of strategic investments of $98.2 million, partially offset by proceeds from the sale of strategic investments of $80.4 million.
Net cash used in investing activities of $1,106.0 million for the fiscal year ended January 31, 2025 was due to net purchases of marketable securities of $964.3 million, purchases of property and equipment of $136.6 million, and purchases of strategic investments of $18.5 million, partially offset by proceeds from the sale of strategic investments of $13.4 million.
Financing Activities
Net cash used in financing activities of $1,805.4 million for the fiscal year ended January 31, 2026 was primarily due to cash paid for repurchases of common stock of $1,620.7 million and taxes paid related to net share settlement of equity awards of $247.8 million, partially offset by proceeds from issuance of common stock pursuant to our employee stock purchase plan (“ESPP”) of $61.2 million and proceeds from the exercise of stock options of $2.5 million.
Net cash used in financing activities of $1,028.1 million for the fiscal year ended January 31, 2025 was due to cash paid for repurchases of common stock of $1,093.9 million, partially offset by proceeds from issuance of common stock pursuant to our ESPP of $54.0 million, proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $7.2 million, and proceeds from the exercise of stock options of $4.6 million.
For a discussion of the fiscal year ended January 31, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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

During the fiscal year ended January 31, 2026, we repurchased and subsequently retired 20,385,361 shares of our Class A common stock for an aggregate amount of $1.6 billion. As of January 31, 2026, $1.0 billion of the repurchase authorization remained available.
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
Sales commissions paid upon the initial acquisition of a customer contract were historically amortized over an estimated period of benefit of three years. Significant judgment is required in arriving at this estimated period of benefit. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Sales commission is generally not paid upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. At the end of fiscal 2026, we completed a re-assessment of the estimated period of benefit for deferred contract acquisition costs and determined that we should increase the amortization period from three years to five years. The impact of the change in the accounting estimate is reflected in the consolidated balance sheet as of January 31, 2026, and is accounted for prospectively from that date. The change in amortization period did not impact sales and marketing expenses for the fiscal year ended January 31, 2026. The change in estimate will impact future periods, with an estimated reduction in sales and marketing expenses in the range of $90.0 million to $95.0 million for the fiscal year ending January 31, 2027.
Business Combinations and Valuation of Goodwill and Intangible Assets
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Significant judgment is required, including assumptions about future cash flows, discount rates, and customer attrition. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill amounts are not amortized, but rather tested for impairment at least annually, in the fourth quarter of each fiscal year, or more often if circumstances indicate that the carrying value may not be recoverable. Indicators of potential impairment may include adverse market or economic conditions or deterioration in operating performance. As of January 31, 2026, no impairment of goodwill has been identified.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We also consider potential changes in market or competitive conditions that could affect recoverability. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. We have not recorded any impairment charges during the fiscal years presented.
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
We assess our privately held debt and equity securities strategic investment portfolio quarterly for indicators of impairment. Our impairment analysis encompasses a qualitative assessment that evaluates key factors including but not limited to the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized based on the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We make assumptions, judgments and estimates to determine the current income tax provision (benefit), deferred tax assets and liabilities and valuation allowance recorded against a deferred tax asset. The assumptions, judgments and estimates relative to the current income tax provision (benefit) take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, their interpretation and resolution of tax audits could significantly impact the income taxes provided in our consolidated financial statements. Assumptions, judgments and estimates relative to the amount of deferred income taxes take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from our estimates.
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
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion in amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in Australia, China, Europe and the United States. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the fiscal year ending January 31, 2026, 2025, and 2024, 19.7%, 19.3%, and 19.3% of our revenue, respectively, and 21.7%, 16.4%, and 13.7% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2026, 2025, and 2024. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $1.3 billion and marketable securities of $6.5 billion as of January 31, 2026. Cash and cash equivalents consist of bank deposits, money market funds and high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements for the fiscal years ended January 31, 2026, 2025, and 2024.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZOOM COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Zoom Communications, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zoom Communications, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes and financial statement schedule II: valuation and qualifying accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence Over Revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s revenue is principally derived from the sale of subscriptions to the Company’s video communications platform. The Company recorded $4,869 million of revenue for the year ended January 31, 2026.

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

San Francisco, California
February 27, 2026

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,272,877	$1,349,380
Marketable securities	6,544,031	6,442,329
Accounts receivable, net of allowances of $18,348 and $22,078 as of January 31, 2026 and 2025, respectively	497,339	495,228
Deferred contract acquisition costs, current	108,856	188,358
Prepaid expenses and other current assets	234,856	200,679
Total current assets	8,657,959	8,675,974
Deferred contract acquisition costs, noncurrent	215,533	123,464
Property and equipment, net	264,525	330,475
Operating lease right-of-use assets	52,423	55,900
Strategic investments	1,578,611	591,481
Goodwill	400,392	307,295
Deferred tax assets	646,640	749,759
Other assets, noncurrent	144,333	154,073
Total assets	$11,960,416	$10,988,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,268	$8,345
Accrued expenses and other current liabilities	581,773	558,562
Deferred revenue, current	1,411,149	1,336,387
Total current liabilities	1,999,190	1,903,294
Deferred revenue, noncurrent	13,195	17,274
Operating lease liabilities, noncurrent	30,710	37,406
Other liabilities, noncurrent	109,063	95,363
Total liabilities	2,152,158	2,053,337
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of January 31, 2026 and 2025; 266,805,638 and 263,113,866 shares issued and outstanding as of January 31, 2026 and 2025, respectively; 300,000,000 Class B shares authorized as of January 31, 2026 and 2025; 28,721,770 and 42,626,998 shares issued and outstanding as of January 31, 2026 and 2025, respectively	295	305
Additional paid-in capital	4,099,753	5,130,271
Accumulated other comprehensive income	8,544	4,990
Retained earnings	5,699,666	3,799,518
Total stockholders’ equity	9,808,258	8,935,084
Total liabilities and stockholders’ equity	$11,960,416	$10,988,421
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue	$4,868,769	$4,665,433	$4,527,224
Cost of revenue	1,119,036	1,129,627	1,077,801
Gross profit	3,749,733	3,535,806	3,449,423
Operating expenses:
Research and development	844,875	852,415	803,187
Sales and marketing	1,388,297	1,427,384	1,541,307
General and administrative	392,928	442,712	579,650
Total operating expenses	2,626,100	2,722,511	2,924,144
Income from operations	1,123,633	813,295	525,279
Gains on strategic investments, net	969,822	177,142	109,770
Other income, net	328,830	325,147	197,263
Income before provision for income taxes	2,422,285	1,315,584	832,312
Provision for income taxes	522,137	305,346	194,850
Net income	$1,900,148	$1,010,238	$637,462
Net income per share:
Basic	$6.32	$3.28	$2.12
Diluted	$6.18	$3.21	$2.07
Weighted-average shares used in computing net income per share:
Basic	300,503,787	307,981,971	300,748,162
Diluted	307,333,185	315,069,582	308,519,897
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net income	$1,900,148	$1,010,238	$637,462
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of income tax expense of $1,154, $1,205, and $15,501 during the fiscal years ended January 31, 2026, 2025 and 2024, respectively	3,554	3,927	51,448
Comprehensive income	$1,903,702	$1,014,165	$688,910
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	293,822,850	$294	$4,104,880	$(50,385)	$2,151,818	$6,206,607
Issuance of common stock upon exercise of stock options	1,464,158	1	10,194	—	—	10,195
Issuance of common stock upon release of restricted stock units	11,349,453	11	(11)			—
Issuance of common stock for employee stock purchase plan	921,892	1	54,096	—	—	54,097
Stock-based compensation expense	—	—	1,059,597	—	—	1,059,597
Other comprehensive income	—	—	—	51,448	—	51,448
Net income	—	—	—	—	637,462	637,462
Balance as of January 31, 2024	307,558,353	$307	$5,228,756	$1,063	$2,789,280	$8,019,406
Issuance of common stock upon exercise of stock options	908,844	1	4,618	—	—	4,619
Issuance of common stock upon release of restricted stock units	12,095,006	12	(12)	—	—	—
Repurchase of common stock	(15,888,316)	(16)	(1,095,102)	—	—	(1,095,118)
Issuance of common stock for employee stock purchase plan	1,066,977	1	54,007	—	—	54,008
Stock-based compensation expense	—	—	938,004	—	—	938,004
Other comprehensive income	—	—	—	3,927	—	3,927
Net income	—	—	—	—	1,010,238	1,010,238
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	842,567	1	2,481	—	—	2,482
Issuance of common stock upon release of restricted stock units	11,309,015	11	(11)	—	—	—
Shares withheld related to net share settlement of equity awards	(3,180,420)	(3)	(247,829)	—	—	(247,832)
Repurchase of common stock, including excise tax	(20,385,361)	(20)	(1,628,078)	—	—	(1,628,098)
Issuance of common stock for employee stock purchase plan	1,200,743	1	61,205	—	—	61,206
Charitable donation of common stock	—	—	20,904			20,904
Stock-based compensation expense	—	—	760,810	—	—	760,810
Other comprehensive income	—	—	—	3,554	—	3,554
Net income	—	—	—	—	1,900,148	1,900,148
Balance as of January 31, 2026	295,527,408	$295	$4,099,753	$8,544	$5,699,666	$9,808,258
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$1,900,148	$1,010,238	$637,462
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	760,776	931,309	1,057,161
Deferred income taxes	105,035	(90,551)	(116,679)
Amortization of deferred contract acquisition costs	283,382	282,103	270,701
Gains on strategic investments, net	(969,822)	(177,142)	(109,770)
Depreciation and amortization	132,831	122,632	104,451
Provision for accounts receivable allowances	17,351	20,022	35,244
Unrealized foreign exchange (gains) losses	(11,405)	17,165	12,259
Non-cash operating lease cost	24,778	24,066	21,066
Charitable donation of common stock	20,904	—	—
Amortization of discount/premium on marketable securities	(28,910)	(71,636)	(50,770)
Other	22,307	4,048	(7,670)
Changes in operating assets and liabilities:
Accounts receivable	2,823	26,640	53,270
Prepaid expenses and other assets	(28,821)	(17,114)	(71,247)
Deferred contract acquisition costs	(295,949)	(246,727)	(214,657)
Accounts payable	(613)	(3,133)	(4,416)
Accrued expenses and other liabilities	19,761	62,277	51,974
Deferred revenue	63,186	79,995	(46,719)
Operating lease liabilities, net	(28,714)	(28,884)	(22,824)
Net cash provided by operating activities	1,989,048	1,945,308	1,598,836
Cash flows from investing activities:
Purchases of marketable securities	(4,824,598)	(4,622,104)	(4,083,968)
Maturities of marketable securities	4,064,393	3,610,274	3,131,419
Sales of marketable securities	684,371	47,482	1,191
Purchases of property and equipment	(64,961)	(136,560)	(126,953)
Purchases of strategic investments	(98,245)	(18,500)	(70,527)
Proceeds from sale of strategic investments	80,438	13,384	170,067
Cash paid for acquisitions, net of cash acquired	(119,796)	—	(204,918)
Purchases of intangible assets	(500)	—	—
Net cash used in investing activities	(278,898)	(1,106,024)	(1,183,689)
Cash flows from financing activities:
Cash paid for repurchases of common stock, including excise taxes	(1,620,691)	(1,093,878)	—
Proceeds from issuance of common stock for employee stock purchase plan	61,206	54,008	54,097
Proceeds from exercise of stock options	2,482	4,619	10,195
Proceeds from employee equity transactions (remitted) to be remitted to employees and tax authorities, net	(523)	7,174	(4,106)
Taxes paid related to net share settlement of equity awards	(247,832)	—	—
Net cash (used in) provided by financing activities	(1,805,358)	(1,028,077)	60,186
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	17,572	(15,170)	(10,196)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(77,636)	(203,963)	465,137
Cash, cash equivalents, and restricted cash—beginning of year	1,361,417	1,565,380	1,100,243
Cash, cash equivalents, and restricted cash—end of year	$1,283,781	$1,361,417	$1,565,380

Supplemental disclosures of non-cash investing and financing information
Purchase of equipment during the period included in accounts payable and accrued expenses	$15,204	$20,393	$16,206
Excise tax on share repurchases included in accrued expenses	$8,648	$1,240	$—

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$1,272,877	$1,349,380	$1,558,252
Restricted cash, current included in prepaid expenses and other current assets	10,904	12,037	6,874
Restricted cash, noncurrent included in other assets, noncurrent	—	—	254
Total cash, cash equivalents, and restricted cash	$1,283,781	$1,361,417	$1,565,380
The accompanying notes are an integral part of these consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides the AI-first, open work platform built for human connection and purposefully designed to move conversations to completion. Zoom enables customers to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more — all with the built-in assistance of Zoom AI Companion. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2026, for example, refer to the fiscal year ended January 31, 2026.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the fair value of marketable securities, acquired intangible assets and goodwill, the recognition and measurement of revenue, including estimates of variable consideration and the customer’s ability and intent to pay, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could materially differ from those estimates.
Concentration of Risks
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and accounts receivable. We maintain our cash, cash equivalents, marketable securities, and restricted cash with high-quality financial institutions with investment-grade ratings. The majority of our cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
No single customer accounted for more than 10% of accounts receivable at January 31, 2026 or 2025. No single customer accounted for 10% or more of total revenue during the fiscal years ended January 31, 2026, 2025, or 2024.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less.
Restricted cash consists of certificates of deposit collateralizing our operating leases and cash from proceeds from international employees’ sales of our common stock, and is included in prepaid expenses and other current assets in the consolidated balance sheets.
As of January 31, 2026 and 2025, we had $10.9 million and $12.0 million, respectively, of cash from proceeds from international employees’ sales of our common stock. The amount is held in our bank account until it is remitted to the employees and the tax authorities. Due to the restrictions on the use of the funds in the bank account, we have classified the amount as restricted cash included in prepaid expenses and other current assets, and a corresponding amount is included in accrued expenses and other current liabilities in the consolidated balance sheets.
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

Accounts receivable, net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of January 31, 2026	As of January 31, 2025
	(in thousands)

Accounts receivable, gross	$515,687	$517,306
Less: Allowance for credit losses	(14,373)	(17,262)
Less: Other reserves	(3,975)	(4,816)
Accounts receivable, net	$497,339	$495,228
We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable, with any changes classified as general and administrative expense in the consolidated statements of operations. The allowance for credit losses is based on management’s estimate for expected credit losses for outstanding accounts receivable. We determine expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and the establishment of specific reserves for customers in an adverse financial condition or other factors impacting credit quality. We also consider current market conditions to inform adjustments to historical loss data. We reassess the adequacy of the allowance for credit losses each reporting period. Other reserves generally represent a reduction of accounts receivable with an offsetting reduction to deferred revenue.
For the fiscal year ended January 31, 2026, our assessment took into account recent changes in macroeconomic conditions, such as inflation pressures, fluctuations in foreign currency exchange rates, and uncertain environments, which may impact our estimates of credit and collectibility trends. Below is a rollforward of our allowance for credit losses for the fiscal year ended January 31, 2026.

	January 31, 2026	January 31, 2025

	(in thousands)
Balance as of beginning of year	$17,262	$25,916
Provision for credit losses	16,932	22,198
Write-offs	(19,821)	(30,852)
Balance as of end of year	$14,373	$17,262
Available-for-sale Investments
Available-for-sale investments consist primarily of agency bonds, U.S. government agency securities, and treasury bills. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond 12 months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in accumulated other comprehensive income, which is reflected as a component of stockholders’ equity. We evaluate our securities with unrealized loss positions as to whether the declines in fair value were due to credit losses, and record the portion of impairment relating to the credit losses through the allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations.
Strategic Investments
We hold strategic investments in publicly held equity securities and privately held equity and debt securities in which we do not have a controlling interest. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains on strategic investments, net in the consolidated statements of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (i.e. using the measurement alternative) and are recorded through gains on strategic investments, net in the consolidated statements of operations.
If, based on the terms of these publicly traded and privately held securities, we determine that we exercise significant influence on the entity to which these securities relate, we will apply the equity method of accounting. Privately held equity securities that are accounted for under the equity method are measured at cost less any impairment, plus or minus our share of equity method investee income or loss, which is reported in gains on strategic investments, net in the consolidated statements of operations.
Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the consolidated balance sheets.
On a quarterly basis, we assess our privately held equity and debt securities in our strategic investment portfolio for indicators of impairment. For the fiscal years ended January 31, 2026, 2025, and 2024, we recognized an immaterial amount of impairment to our privately held equity and debt securities.
Fair Value Measurements
Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
Property and Equipment, Net
Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which is three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of five years. Expenditures for maintenance and repairs are expensed as incurred. Significant improvements and enhancements that substantially enhance the life of an asset are capitalized.
Internal-Use Software Development Costs
During the application development stage, we capitalize certain costs incurred for software developed for internal use related to our unified communications and collaboration platform as long as it is probable the project will be completed and the software will be used to perform the function intended. Capitalized software development costs are recorded in property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and are recorded in cost of revenue in the consolidated statements of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We capitalized $10.0 million, $14.9 million, and $8.1 million of internal-use software development costs during the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Leases
All lease arrangements, including operating lease right-of-use (“ROU”) assets and operating lease liabilities, are generally recognized at lease commencement. For short-term leases (an initial term of 12 months or less), an ROU asset and corresponding lease liability are not recorded. Instead, we record rent expense on a straight-line basis over the lease term in our consolidated statements of operations and record variable lease payments as incurred. ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of fixed payments not yet paid over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. We currently do not have any finance leases.
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
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and use assumptions, especially with respect to intangible assets. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and Intangible Assets
Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have one reporting unit and as a result, goodwill has been assigned to the single reporting unit. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal year 2026 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets consist of acquired identifiable intangible assets resulting from business combinations, as well as other intangible assets purchased outside of a business combination, such as domains and intellectual property addresses. Finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. We routinely evaluate the estimated remaining useful lives of our finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Indefinite-lived intangible assets are recorded at fair value and are not amortized. We review the useful lives of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support the indefinite useful life classification. If we determine that the life of an intangible asset is no longer indefinite, that asset would be tested for impairment and amortized prospectively over its estimated remaining useful life. There were no impairment charges to acquired intangible assets during the fiscal years ended January 31, 2026, 2025, and 2024.
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

1.Identification of the contract, or contracts, with the customer
We determine that a contract with a customer exists when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2.Identification of the performance obligations in the contract
Performance obligations in a contract are identified based on services to be transferred to the customer that are both capable of being distinct - providing benefit on their own or with readily available resources - and distinct within the contract, meaning their transfer is separately identifiable from other contractual promises. Promised services or products under which both of these two criteria are not met are recognized as a combined, single performance obligation. Our performance obligations primarily relate to access to our unified communications and collaboration platform, which consists of one or more software-based services. Our customers do not have the ability to take possession of our software, and we provide a series of distinct software-based services that are satisfied over the term of the subscription through access to our platform.
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
Our unified communications and collaboration platform and related services are typically warranted to perform in a professional manner that will comply with the terms of the subscription agreements. In addition, we include service-level commitments to our customers warranting certain levels of uptime reliability and performance, which permits those customers to receive credits in the event that we fail to meet those service levels. These credits represent a form of variable consideration. We have not provided any material refunds related to these agreements in the consolidated financial statements during the periods presented.
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
5.Recognition of the revenue when, or as, a performance obligation is satisfied
Revenue is recognized when the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our unified communications and collaboration platform and related services are subscription revenue and are considered one performance obligation, and the related revenue is recognized ratably over the subscription period as we satisfy the performance obligation.
Professional services are time-based arrangements and revenue is recognized as these services are performed. Fees for professional services represent less than 1% of total revenue during the periods presented.
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
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense and amounted to $56.9 million, $50.8 million, and $56.5 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
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
The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We account for forfeitures as they occur.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of our foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date. Non-monetary assets and liabilities are remeasured at historical rates, and revenue and expenses are remeasured at average exchange rates in effect during each reporting period.
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
Basic net income per share is computed by dividing net income by the weighted-average number of shares of our Class A and Class B common stock outstanding.
Diluted net income per share is computed by giving effect to all dilutive securities. Diluted net income per share is computed by dividing the resulting net income by the weighted-average number of fully diluted common shares outstanding.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We have adopted ASU 2023-09 for the fiscal year ended January 31, 2026, using a prospective approach. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption did not have a material impact on our consolidated financial statements. Refer to Note 11 to the consolidated financial statements for expanded income tax disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. We early adopted ASU 2025-05 as of the third quarter of fiscal year 2026 and elected the practical expedient provided therein. Adoption of the ASU did not have an impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Year Ended January 31,
	2026		2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$3,508,148	72.1%	$3,351,286	71.8%	$3,228,914	71.3%
APAC	590,710	12.1%	571,443	12.2%	571,596	12.6%
EMEA	769,911	15.8%	742,704	16.0%	726,714	16.1%
Total	$4,868,769	100.0%	$4,665,433	100.0%	$4,527,224	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net of allowances on the consolidated balance sheets, was $84.9 million and $118.5 million as of January 31, 2026 and 2025, respectively, and the amount of unbilled accounts receivable included within other assets, noncurrent on the consolidated balance sheets was de minimis as of January 31, 2026 and 2025.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the fiscal years ended January 31, 2026, 2025, and 2024 that was included in deferred revenue at the beginning of each period was $1,336.0 million, $1,249.8 million, and $1,257.4 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of January 31, 2026, the aggregate amount of the transaction price allocated to our remaining performance obligations was $4,185.0 million, which consists of both billed consideration in the amount of $1,424.3 million and unbilled consideration in the amount of $2,760.7 million that we expect to recognize as revenue. We expect to recognize 57% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.
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
Sales commissions paid upon the initial acquisition of a customer contract were historically amortized over an estimated period of benefit of three years. We determine the period of benefit for commissions paid for the acquisition of the initial customer contract by taking into consideration the initial estimated customer life and the technological life of our unified communications and collaboration platform and related significant features. Generally, we do not pay sales commissions upon contract renewal. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition and is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. At the end of fiscal 2026, we completed a re-assessment of the estimated period of benefit for deferred contract acquisition costs and determined that we should increase the amortization period from three years to five years. The impact of the change in the accounting estimate is reflected in the consolidated balance sheet as of January 31, 2026, and is accounted for prospectively from that date. The change in amortization period did not impact sales and marketing expenses for the fiscal year ended January 31, 2026. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

	Year Ended January 31,
	2026	2025

	(in thousands)
Beginning balance	$311,822	$347,198
Additions to deferred contract acquisition costs	295,949	246,727
Amortization of deferred contract acquisition costs	(283,382)	(282,103)
Ending balance	$324,389	$311,822
Deferred contract acquisition costs, current (to be amortized in next 12 months)	$108,856	$188,358
Deferred contract acquisition costs, noncurrent	215,533	123,464
Total deferred contract acquisition costs	$324,389	$311,822

3.    Investments
Marketable Securities
As of January 31, 2026 and 2025, our marketable securities consisted of the following:

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Agency bonds	$1,095,004	$1,032	$(565)	$1,095,471
U.S. government agency securities	5,373,782	11,094	(989)	5,383,887
Treasury bills	64,671	5	(3)	64,673
Marketable securities	$6,533,457	$12,131	$(1,557)	$6,544,031

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Commercial paper	$20,841	$—	$—	$20,841
Agency bonds	1,173,518	1,609	(643)	1,174,484
Corporate and other debt securities	719,145	2,069	(419)	720,795
U.S. government agency securities	4,412,730	8,449	(5,249)	4,415,930
Treasury bills	110,237	43	(1)	110,279
Marketable securities	$6,436,471	$12,170	$(6,312)	$6,442,329
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $1.5 million and $6.2 million as of January 31, 2026 and 2025, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were immaterial as of both January 31, 2026 and 2025. We review the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each fiscal year. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the fiscal years ended January 31, 2026, 2025, and 2024.
The following table presents the contractual maturities of our marketable securities as of January 31, 2026 and 2025:

	As of January 31,
	2026	2025

	(in thousands)
Less than one year	$3,168,258	$3,534,014
Due in one to three years	3,375,773	2,908,315
Total	$6,544,031	$6,442,329
Strategic Investments
Strategic investments by type and measurement category as of January 31, 2026 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$1,448,531	$126,112	$1,574,643
Debt securities	3,968	—	—	3,968
Strategic investments	$3,968	$1,448,531	$126,112	$1,578,611
Strategic investments by form and measurement category as of January 31, 2025 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$35,280	$452,160	$99,591	$587,031
Debt securities	4,450	—	—	4,450
Strategic investments	$39,730	$452,160	$99,591	$591,481
During the fiscal year ended January 31, 2026, we made a total of $70.7 million of strategic investments in equity securities of private companies. Based on the terms of these privately-held securities, we determined that we do not have a controlling interest or the ability to exercise significant influence over the operating and financial policies of the investees. Therefore, these investments are currently accounted for under the measurement alternative method. During the fiscal year ended January 31, 2026, we recorded net unrealized gains of $951.7 million on our investments accounted for under the measurement alternative method.
During the fiscal year ended January 31, 2026, we sold a total of $75.6 million of strategic investments in equity securities of public companies. The net gains on sale, which were not material, were recorded through gains on strategic investments, net in the consolidated statements of operations.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	As of January 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$724,236	$724,236	$—	$—
Treasury bills	16,876	—	16,876	—
Agency bonds	22,298	—	22,298	—
Cash equivalents	763,410	724,236	39,174	—
Agency bonds	1,095,471	—	1,095,471	—
U.S. government agency securities	5,383,887	—	5,383,887	—
Treasury bills	64,673	—	64,673	—
Marketable securities	6,544,031	—	6,544,031	—
Privately held debt securities included in strategic investments	3,968	—	—	3,968
Total financial assets	$7,311,409	$724,236	$6,583,205	$3,968

	As of January 31, 2025
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$825,044	$825,044	$—	$—
Treasury bills	17,965	—	17,965	—
Agency bonds	23,992	—	23,992	—
Cash equivalents	867,001	825,044	41,957	—
Commercial paper	20,841	—	20,841	—
Agency bonds	1,174,484	—	1,174,484	—
Corporate and other debt securities	720,795	—	720,795	—
U.S. government agency securities	4,415,930	—	4,415,930	—
Treasury bills	110,279	—	110,279	—
Marketable securities	6,442,329	—	6,442,329	—
Publicly held equity securities included in strategic investments	35,280	35,280	—	—
Privately held debt securities included in strategic investments	4,450	—	—	4,450
Total financial assets	$7,349,060	$860,324	$6,484,286	$4,450
We classify our highly liquid money market funds and publicly held equity securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, treasury bills, and certificates of deposit within Level 2 since they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify our privately held debt securities as Level 3 due to the lack of relevant observable market data over fair value inputs.
5.    Business Combinations
BrightHire, Inc.
On December 1, 2025, we acquired 100% of the issued and outstanding share capital of BrightHire, Inc., a private company providing AI-powered interview intelligence and hiring automation, for all-cash purchase consideration of $98.0 million. The acquisition expands Zoom Workplaces’s capabilities in recruiting and candidate engagement. The acquisition was accounted for as a business combination.
In allocating the purchase consideration for the acquisition, the following table summarizes the amounts attributed to goodwill, identifiable intangible assets, and other net assets acquired:

(in thousands)
Goodwill	$73,657
Identifiable intangible assets	19,900
Other net assets acquired	4,397
Total purchase consideration	$97,955
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(years)
Developed technology	9,000	5.0
Customer relationships	9,800	5.0
Trade names	1,100	3.0
Identifiable intangible assets	$19,900
Intangible assets are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology is recorded within cost of revenue, and amortization of customer relationships and trade names is recorded within sales and marketing expense in the consolidated statements of operations.
Transaction costs incurred in connection with the acquisition were immaterial. The results of operations of BrightHire, Inc., which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations reflecting the acquisition of BrightHire, Inc. have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.
Other Acquisitions
During the fiscal year ended January 31, 2026, we also completed other acquisitions that were immaterial and included the results in our consolidated financial statements from the date of the acquisitions.
6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of January 31,
	2026	2025

	(in thousands)
Prepaid expenses	203,443	166,924
Restricted cash	10,904	12,037
Other	20,509	21,718
Prepaid expenses and other current assets	$234,856	$200,679

Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2026	2025

	(in thousands)
Servers	$386,702	$427,664
Software	157,347	123,259
Computer and office equipment	45,944	47,021
Leasehold improvements	57,761	54,885
Furniture and fixtures	5,706	5,767
Property and equipment, gross	653,460	658,596
Less: accumulated depreciation and amortization	(388,935)	(328,121)
Property and equipment, net	$264,525	$330,475
Depreciation and amortization expense was $118.9 million, $109.1 million, and $91.9 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of January 31,
	2026	2025

	(in thousands)
Accounts receivable, noncurrent	$2,375	$19,266
Intangible assets subject to amortization, net	45,997	33,410
Indefinite-lived intangible assets	25,239	25,239
Prepaid expense, noncurrent	35,000	52,156
Income tax receivable, noncurrent	24,276	12,230
Other	11,446	11,772
Other assets, noncurrent	$144,333	$154,073

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2026	2025

	(in thousands)
Accrued expenses	$192,478	$200,416
Accrued compensation and benefits	206,367	193,110
Income tax liabilities	18,947	18,815
Sales and other non-income tax liabilities	41,919	41,755
Customer deposit liabilities	56,734	47,312
Operating lease liabilities, current	27,765	27,026
Other	37,563	30,128
Accrued expenses and other current liabilities	$581,773	$558,562
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of January 31,
	2026	2025

	(in thousands)
Sales and other non-income tax liabilities	$40,184	$41,517
Long-term income tax liabilities	62,771	49,449
Other	6,108	4,397
Other liabilities, noncurrent	$109,063	$95,363

7.    Operating Leases
We entered into various operating lease agreements for office space, with remaining contractual periods of up to five years. Many of our leases contain one or more options to extend. As leases approach maturity, we consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we are reasonably certain to exercise the options to extend the lease. Operating lease expense for the fiscal years ended January 31, 2026, 2025 and 2024 was $27.0 million, $26.7 million and $24.9 million, respectively, excluding short-term lease costs, variable lease costs, and sublease income, each of which was immaterial for the fiscal years ended January 31, 2026, 2025 and 2024.

Supplemental balance sheet information related to operating leases was as follows:

	As of January 31,
	2026	2025
	(in thousands, except life and percentages)
Reported as:
Assets:
Operating lease right-of-use assets	$52,423	$55,900
Liabilities:
Accrued expenses and other current liabilities	$27,765	$27,026
Operating lease liabilities, noncurrent	30,710	37,406
Total operating lease liabilities	$58,475	$64,432

Weighted average remaining lease term	2.7 years	3.3 years
Weighted average discount rate	4.8%	4.4%
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Cash payments included in the measurement of our operating lease liabilities	$30,403	$31,197	$26,471
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$22,111	$21,760	$—
As of January 31, 2026, the future minimum lease payments included in the measurement of our operating lease liabilities are as follows:

As of January 31, 2026
(in thousands)
Year Ending January 31,
2027	$26,585
2028	20,504
2029	10,799
2030	3,633
2031	798
Thereafter	—
Total operating lease payments	$62,319
Less: imputed interest	(3,844)
Total operating lease liabilities	$58,475
8.    Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

	As of January 31,
	2026	2025
	(in thousands)
Balance, beginning of the year	$307,295	$307,295
Increase in goodwill related to business combinations	93,097	—
Balance, ending of the year	$400,392	$307,295
See Note 5 for additional information regarding acquisitions completed during the fiscal year.
Intangibles
The following table summarizes intangible assets with a finite useful life included within other assets, noncurrent on the consolidated balance sheet:

	As of January 31,
	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

	(in thousands)
Customer relationships	$41,532	$(20,720)	$20,812	$31,732	$(14,044)	$17,688
Technology	42,561	(19,501)	23,060	26,959	(14,080)	12,879
Assembled workforce	7,034	(5,947)	1,087	7,034	(4,191)	2,843
Trade names	1,100	(62)	1,038	—	—	—
Total	$92,227	$(46,230)	$45,997	$65,725	$(32,315)	$33,410
Intangible asset amortization expense was $13.9 million, $13.5 million, and $12.5 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

As of January 31, 2026
(in thousands)
Year Ending January 31,
2027	17,598
2028	12,614
2029	6,581
2030	4,976
2031	4,228
Thereafter	—
Total amortization expense	45,997
The following table summarizes intangible assets with an indefinite useful life included within other assets, noncurrent on the consolidated balance sheet:

	As of January 31,
	2026	2025
	(in thousands)
Domain and IP Addresses	$20,232	$20,232
Patents and trade names	5,007	5,007
Total	$25,239	$25,239
For the years ended January 31, 2026, 2025 and 2024, there were no intangible assets impairment losses.

9.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, we enter into non-cancelable purchase commitments with various parties to purchase primarily software-based services. As of January 31, 2026, we had outstanding non-cancelable purchase obligations with a term of less than 12 months of $241.3 million and non-cancelable purchase obligations with a term 12 months or longer of $202.9 million.
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
Sales and Other Tax Liabilities
We conduct operations in many tax jurisdictions. In many jurisdictions, non-income-based taxes, such as sales and use tax and other indirect taxes, are assessed on our operations. Although we are diligent in collecting and remitting such taxes, there is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. As of January 31, 2026 and 2025, we recorded sales and other tax liabilities of $82.1 million and $83.3 million, respectively, of which $41.9 million and $41.8 million are included in accrued expenses and other current liabilities, respectively, and $40.2 million and $41.5 million are included in other liabilities, noncurrent, respectively, in our consolidated balance sheets, based on our best estimate of the probable liability for the loss contingency incurred as of those dates. Our estimate of a probable outcome under the loss contingency is based on analysis of our sales and marketing activities, revenue subject to sales tax, and applicable regulations in applicable jurisdictions in each period. No significant adjustments to the sales and other tax liabilities have been recognized in the accompanying consolidated financial statements for changes to the assumptions underlying the estimate; however, changes in our assumptions may occur in the future as we obtain new information, which can result in adjustments to the recorded liability.

Legal Proceedings
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas sought documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena sought information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. During the fiscal year ended January 31, 2025, we recorded an $18.0 million accrual with respect to a tentative settlement offer for the SEC matter. On July 30, 2025, the SEC informed us that their investigation has concluded and they do not intend to recommend an enforcement action. As a result, during the three months ended July 31, 2025, we reversed the $18.0 million previously accrued. The EDNY and NDCA investigations are ongoing, and a negative outcome in any or all of these matters could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. We do not know when the EDNY and NDCA matters will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We are unable to predict the ultimate outcome of these matters and are unable to reasonably estimate any range of possible loss for these matters.
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

We have the following shares of Class A common stock reserved for future issuance:

	As of January 31,
	2026	2025
Stock options outstanding	1,542,753	2,394,918
RSUs outstanding	20,106,305	23,870,513
ESPP purchase rights outstanding	1,293,529	2,311,567
Remaining shares available for future issuance under the 2011 and 2019 plan	66,954,929	56,022,675
Remaining shares available for future issuance under the ESPP	20,664,260	18,807,595
Total shares of Class A common stock reserved	110,561,776	103,407,268

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
During the fiscal year ended January 31, 2026, we repurchased and subsequently retired 20,385,361 shares of our Class A common stock for an aggregate amount of $1.6 billion. As of January 31, 2026, $1.0 billion of the repurchase authorization remained available.
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

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life and per share data)
Outstanding as of January 31, 2025	2,394,918	$9.02	2.6	$187,284
Exercised	(842,567)	$2.95		$66,978
Canceled/forfeited/expired	(9,598)	$94.87
Outstanding and Exercisable as of January 31, 2026	1,542,753	$11.81	2.2	$124,080
There were no options granted for the fiscal years ended January 31, 2026, 2025 and 2024. The intrinsic value of the options exercised, which represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option, was $67.0 million, $62.1 million, and $90.0 million during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Unvested as of January 31, 2025	23,870,513	$73.48
Granted	10,695,967	$80.21
Vested	(11,309,015)	$76.45
Forfeited	(3,151,160)	$72.94
Unvested as of January 31, 2026	20,106,305	$75.51
As of January 31, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $1,391.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
Under our current ESPP, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lesser of (1) 85% of the fair market value of a share of our Class A common stock on the first date of an offering or (2) 85% of the fair market value of a share of our Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our Class A common stock based on the fair market value per share of our Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding or 3,000 shares. The 2019 ESPP provides for, at maximum, 27 months offering periods with four offering dates, generally in June and December of each year. The first offering period began on April 18, 2019. During the fiscal years ended January 31, 2026, 2025, and 2024, 1,200,743, 1,066,977, and 921,892 shares, respectively, of our Class A common stock were purchased under the ESPP.
As of January 31, 2026, unrecognized stock-based compensation expense related to the ESPP was $15.5 million, which is expected to be recognized over a weighted-average period of 1.1 years.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option-pricing model with the following assumptions:

Year Ended January 31,
	2026	2025	2024
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	31.2% - 33.0%	28.4% - 43.3%	30.0% - 57.6%
Risk-free interest rate	3.5% - 4.3%	4.2% - 5.4%	4.6% - 5.4%
Expected dividend yield	—	—	—
Shares Reserved for Charitable Donations
During fiscal year 2020, our board of directors approved the issuance of 500,000 shares of Class A common stock for the sole purpose of being transferred to nonprofit organizations. Prior to fiscal year 2026, we transferred a total of 94,844 shares to a donor-advised fund through an unaffiliated nonprofit organization. For the fiscal year ended January 31, 2026, 240,964 shares of Class A common stock were transferred to the same organization. As of January 31, 2026, 164,192 shares remain available for future issuance under this authorization. We recorded a non-cash charge of $20.9 million for the fair value of the donated shares, which was recorded in general and administrative expense in the consolidated statements of operations for the fiscal year ended January 31, 2026.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Cost of revenue	$96,273	$124,561	$143,798
Research and development	287,172	333,767	336,309
Sales and marketing	254,976	319,631	381,298
General and administrative	122,355	153,350	195,756
Total stock-based compensation expense	760,776	931,309	1,057,161
Benefit from income taxes	(143,661)	(176,463)	(197,068)
Total stock-based compensation expense recorded to net income	$617,115	$754,846	$860,093
11.    Income Taxes
The components of net income before the provision for income taxes were as follows:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Domestic	$2,317,100	$1,238,452	$792,495
Foreign	105,185	77,132	39,817
Total	$2,422,285	$1,315,584	$832,312
The provision for income taxes was as follows:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Current:
Federal	$342,568	$323,625	$257,913
State	52,041	52,186	44,457
Foreign	22,493	20,086	9,159
Total current income tax expense	417,102	395,897	311,529
Deferred:
Federal	100,104	(78,476)	(88,110)
State	2,416	(12,875)	(20,201)
Foreign	2,515	800	(8,368)
Total deferred income tax expense	105,035	(90,551)	(116,679)
Total provision for income taxes	$522,137	$305,346	$194,850
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended January 31, 2026
	(in thousands, except percentages)
	Amount	Percent
US federal statutory tax rate	$508,680	21.0%
State and local income tax, net of federal income tax effect(a)	39,700	1.6
Foreign tax effects
Other foreign jurisdictions	2,422	0.1
Effect of cross-border tax laws
Foreign-derived intangible income deduction	(42,360)	(1.7)
Other effect of cross-border tax laws	(2,705)	(0.1)
Nontaxable or nondeductible items
Stock-based compensation (b)	25,274	1.0
Tax credits
Research and development tax credits	(34,347)	(1.4)
Changes in valuation allowance	5,503	0.2
Changes in unrecognized tax benefits	16,065	0.7
Other	3,905	0.2
Effective tax rate	$522,137	21.6%
(a) The jurisdictions that contribute to the majority of the tax effect in this category are California, Massachusetts, New Jersey, New York, and Virginia.
(b) Includes amounts related to non-deductible stock-based compensation, including non-deductible executive compensation, in addition to excess tax benefits or shortfalls from stock-based compensation. Out of total stock-based compensation, $36.8 million is related to excess tax benefits on current year vested and exercised awards.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended January 31,
	2025	2024
	(in thousands, except percentages)
Tax at federal statutory rate	$276,270	$174,785
State taxes	56,336	37,137
Foreign rate differential	141	2,943
Non-deductible compensation	15,757	10,639
Stock-based compensation	58,770	96,936
Permanent items	10,371	4,016
Foreign-derived intangible income deduction	(56,630)	(63,571)
Research and development credits	(49,813)	(39,226)
Tax uncertainties	7,478	2,674
Change in valuation allowance	(7,765)	(14,109)
Deferred rate change	(3,993)	(6,803)
Other	(1,576)	(10,570)
Total	$305,346	$194,850
Effective tax rate	23.2%	23.4%
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets as of January 31, 2026 and 2025 are as follows:

	As of January 31,
	2026	2025

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,433	$7,362
Research and development credit carryforwards	5,083	6,586
Stock-based compensation	29,866	59,565
Accruals and reserves	42,279	43,953
Deferred revenue	343,910	328,114
Capitalized research expenditures	635,974	514,667
Operating lease liabilities	13,885	16,551
Other assets	10,135	2,957
Total deferred tax assets	1,094,565	979,755
Valuation allowance	(11,026)	(28,990)
Total deferred tax assets net of valuation allowance	1,083,539	950,765

Deferred tax liabilities:
Property and equipment and intangible assets	(34,466)	(38,343)
Deferred contract acquisition costs	(79,421)	(76,439)
Operating right-of-use assets	(12,099)	(14,233)
Strategic investments	(313,698)	(75,290)
Total deferred tax liabilities	(439,684)	(204,305)

Net deferred tax assets	$643,855	$746,460

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the year ended January 31, 2026, we maintained a valuation allowance against certain equity investment deferred tax assets for both U.S. federal and state income tax purposes and intend to maintain the applicable valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. With respect to California state income taxes, after evaluating all available positive and negative evidence, we concluded that it is more likely than not that the California net deferred tax assets, other than those related to certain equity investments, will be realized. Accordingly, during the year ended January 31, 2026, we released the valuation allowance previously recorded against the California net deferred tax assets and recognized a non-recurring income tax benefit of $24.4 million related to the reversal.
As of January 31, 2026, we had net operating loss carryforwards of approximately $30.1 million for federal income tax purposes, which can be carried forward indefinitely. We also had $35.8 million of net operating loss carryforwards for state income tax purposes, which will begin to expire in the year 2036 if unused. The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. Such provisions limit the net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We also had certain foreign net operating loss carryforwards of $19.6 million, which have an indefinite life.
As of January 31, 2026, we had research and development credit carryforwards of approximately $0.2 million for federal income tax purposes and $26.0 million for state income tax purposes. The federal research and development tax credits have a twenty-year carryover period, while the state research and development tax credits carry forward indefinitely.
We indefinitely reinvest earnings from our foreign subsidiaries; therefore, no deferred tax liability has been recognized on the basis difference created by such earnings.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands)	Year Ended January 31,
	2026	2025	2024

Balance, beginning of year	$56,334	$41,772	$30,404
Tax Positions taken in prior year:
Gross increases	1,082	931	228
Gross decreases	(330)	—	—
Tax Positions taken in current year:
Gross increases	11,280	13,650	12,415
Gross decreases	—	(19)	(891)
Lapse of Statute of Limitations	—	—	(384)
Settlements	(209)	—	—
Balance, end of year	$68,157	$56,334	$41,772
As of January 31, 2026, gross unrecognized tax benefits related to uncertain tax positions were $68.2 million ($82.5 million total, including $14.3 million associated with interest and penalties). As of January 31, 2025, gross unrecognized tax benefits related to uncertain tax positions were $56.3 million ($66.0 million total, including $9.7 million associated with interest and penalties). As of January 31, 2024, gross unrecognized tax benefits related to uncertain tax positions were $41.8 million ($46.5 million total, including $4.7 million associated with interest and penalties). We recognized approximately $14.3 million, $9.7 million, and $4.7 million in potential interest and penalties associated with uncertain tax positions during fiscal years ended January 31, 2026, 2025, and 2024, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of January 31, 2026, all of the years in which net operating losses or tax credits were utilized remain open to examination by the federal and state tax authorities.
The amounts of cash income taxes we paid, net of amounts refunded, were as follows:

Year Ended January 31, 2026
(in thousands)
Federal	$332,500
State and local	67,178
Foreign	21,927
Income taxes, net of amounts refunded	$421,605
The amounts of cash income taxes we paid, net of amounts refunded, during the fiscal years ended January 31, 2025 and 2024 were $395.4 million and $348.1 million, respectively.
12.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended January 31,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:	(in thousands, except share and per share data)
Net income, basic	$1,679,924	$220,224	$861,755	$148,483	$538,554	$98,908
Reallocation of net income	(5,267)	5,267	(5,170)	5,170	(4,653)	4,653
Net income, diluted	$1,674,657	$225,491	$856,585	$153,653	$533,901	$103,561
Denominator:
Weighted-average shares used in computing net income per share, basic	265,676,002	34,827,785	262,715,505	45,266,466	254,084,540	46,663,622
Weighted-average shares used in computing net income per share, diluted	270,861,859	36,471,326	267,148,873	47,920,709	258,398,674	50,121,223
Net income per share, basic	$6.32	$6.32	$3.28	$3.28	$2.12	$2.12
Net income per share, diluted	$6.18	$6.18	$3.21	$3.21	$2.07	$2.07
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive are as follows:

	Year Ended January 31,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Outstanding stock options	86,576	—	95,963	—	109,441	—
Unvested RSUs	1,550,584	—	8,082,027	—	9,124,205	—
Purchase rights committed under the ESPP	312,869	—	1,236,530	—	1,789,166	—
Total	1,950,029	—	9,414,520	—	11,022,812	—
For the years ended January 31, 2026, 2025, and 2024, the table above does not include 164,192 of issued Class A common stock held by us that are reserved for the sole purpose of being transferred to nonprofit organizations.
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

The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Year Ended January 31,
	2026	2025	2024
Revenue	$4,868,769	$4,665,433	$4,527,224

Adjusted cost of revenue (1)	987,252	984,916	908,283
Adjusted research and development (1)	545,301	500,177	430,117
Adjusted sales and marketing (1)	1,113,432	1,090,294	1,116,356
Adjusted general and administrative (1)	255,594	252,152	297,580
Stock-based compensation expense	760,776	931,309	1,057,161
Interest income	(317,246)	(340,474)	(210,009)
Other segment items (2)	(898,625)	(68,525)	95,424
Provision for income taxes	522,137	305,346	194,850
Segment net income	1,900,148	1,010,238	637,462
Adjustments and reconciling items	—	—	—
Consolidated net income	$1,900,148	$1,010,238	$637,462
(1) Excludes stock-based compensation expense and related payroll taxes, expenses related to charitable donation of common stock, impairment of assets, acquisition-related expenses, restructuring expenses, and litigation settlements, net.
(2) Includes stock-based compensation related payroll taxes, expenses related to charitable donation of common stock, impairment of assets, acquisition-related expenses, restructuring expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income.

The following table presents our property and equipment, net of depreciation and amortization, by geographic region:

	As of January 31,
	2026	2025

	(in thousands)
Americas	$194,952	$238,328
APAC	32,820	51,036
EMEA	36,753	41,111
Total property and equipment, net	$264,525	$330,475
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that its internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Santiago Subotovsky, Director	Adoption	01/13/2026	X		76,236	05/28/2027
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

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
Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Zoom Video Communications, Inc.	8-K	001-38865	3.1	April 23, 2019
3.2	Certificate of Amendment to Certificate of Incorporation of Zoom Communications, Inc.	8-K	001-38865	3.1	November 25, 2024
3.3	Amended and Restated Bylaws of Zoom Communications, Inc.	8-K	001-38865	3.2	November 25, 2024
4.1	Form of Class A Common Stock Certificate	S-1/A	333-230444	4.1	April 8, 2019
4.2	Description of Securities
10.1#	Zoom Video Communications, Inc. Fourth Amended and Restated 2011 Global Share Plan, and forms of agreements thereunder	S-1	333-230444	10.1	March 22, 2019
10.2#	Zoom Communications, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38865	10.2	February 28, 2025

10.3#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global Restricted Stock Unit Award Grant Notice, as amended	10-Q	001-38865	10.3	September 3, 2020
10.4#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Performance Vesting, Non-Executive)	10-K	001-38865	10.4	February 28, 2025
10.5#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Performance Vesting, Executive)	10-Q	001-38865	10.1	May 22, 2024
10.6#	Zoom Communications, Inc. 2019 Employee Stock Purchase Plan	10-K	001-38865	10.6	February 28, 2025
10.7#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-230444	10.4	March 22, 2019
10.8#	Zoom Video Communications, Inc. Non-Employee Director Compensation Policy, as amended	10-K	001-38865	10.7	March 3, 2023
10.9#	Zoom Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice (Executive)	10-K	001-38865	10.9	February 28, 2025
10.10#	Zoom Communications, Inc. 2019 Equity Incentive Plan Global RSU Award Grant Notice	10-K	001-38865	10.10	February 28, 2025
10.11#	Zoom Video Communications, Inc. 2019 Equity Incentive Plan Non-Employee Director Global RSU Award Grant Notice	10-Q	001-38865	10.3	September 13, 2019
10.12#	Confirmatory Offer Letter by and between the Registrant and Eric S. Yuan, dated December 18, 2018	S-1	333-230444	10.5	March 22, 2019
10.13#	Confirmatory Offer Letter by and between the Registrant and Aparna Bawa, dated December 18, 2018	S-1	333-230444	10.6	March 22, 2019
10.14#	Offer Letter by and between the Registrant and Velchamy Sankarlingam dated May 19, 2020	10-Q	001-38865	10.1	September 3, 2020
10.15#	Director Offer Letter by and between the Registrant and Lieut. General H.R. McMaster dated May 6, 2020	10-Q	001-38865	10.2	September 3, 2020
10.16#	Director Offer Letter by and between the Registrant and Janet Napolitano dated November 2, 2020	10-K	001-38865	10.17	March 18, 2021
10.17#	Director Offer Letter by and between the Registrant and William R. McDermott dated February 23, 2022	10-Q	001-38865	10.2	May 25, 2022
10.18#	Director Offer Letter by and between the Registrant and Cindy Hoots dated January 4, 2023	10-K	001-38865	10.20	March 3, 2023
10.19#	Offer Letter between Zoom Video Communications, Inc. and Michelle Chang, dated September 25, 2024.	8-K	001-38865	10.1	October 1, 2024
10.20	Lease Agreement dated August 1, 2016, as amended, by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC	S-1	333-230444	10.9	March 22, 2019
10.21	Fourth Amendment to Lease Agreement by and between the Registrant and KBSIII Almaden Financial Plaza, LLC	10-Q	001-38865	10.5	September 13, 2019
10.22	Fifth Amendment to Lease Agreement by and between Zoom Video Communications, Inc. and KBSIII Almaden Financial Plaza, LLC dated March 9, 2020	10-Q	001-38865	10.1	June 5, 2020
10.23#	Zoom Video Communications, Inc. Officer Incentive Plan, as amended	10-K	001-38865	10.21	March 7, 2022
10.24#	Zoom Video Communications, Inc. Severance and Change in Control Plan and form of Participation Agreement thereunder	10-Q	001-38865	10.2	August 24, 2022
19.1	Zoom Communications, Inc. Insider Trading Policy	10-K	001-38865	19.1	February 28, 2025
21.1	List of subsidiaries of the Registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (reference is made to the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Zoom Video Communications, Inc. Clawback Policy	10-K	001-38865	97.1	March 4, 2024
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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
(b) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the accounts receivable allowances and deferred tax asset valuation allowance for the fiscal years ended January 31, 2026, 2025, and 2024:

	Balance at Beginning of Year	Additions	Write-offs or Deductions	Balance at End of Year

	(in thousands)
Year ended January 31, 2026
Accounts receivable allowances	$22,078	$22,688	$(26,418)	$18,348
Deferred tax asset valuation allowance	$28,990	$—	$(17,964)	$11,026
Year ended January 31, 2025
Accounts receivable allowances	$32,371	$27,236	$(37,529)	$22,078
Deferred tax asset valuation allowance	$35,949	$—	$(6,959)	$28,990
Year ended January 31, 2024
Accounts receivable allowances	$33,206	$52,730	$(53,565)	$32,371
Deferred tax asset valuation allowance	$53,570	$599	$(18,220)	$35,949
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

ZOOM COMMUNICATIONS, INC.

Date: February 27, 2026	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Michelle Chang
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

Signature	Title	Date

/s/ Eric S. Yuan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Eric S. Yuan
/s/ Michelle Chang	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Michelle Chang

/s/ Kimberly McGarry	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Kimberly McGarry

/s/ Jonathan Chadwick	Director	February 27, 2026
Jonathan Chadwick

/s/ Mike Fenger	Director	February 27, 2026
Mike Fenger

/s/ Cindy Hoots	Director	February 27, 2026
Cindy Hoots

/s/ William R. McDermott	Director	February 27, 2026
William R. McDermott

/s/ Herbert Raymond McMaster	Director	February 27, 2026
Herbert Raymond McMaster

/s/ Dan Scheinman	Director	February 27, 2026
Dan Scheinman

/s/ Santiago Subotovsky	Director	February 27, 2026
Santiago Subotovsky