Form 10-Q
period 2026-04-30
Zoom Communications, Inc.
filed 2026-05-22
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2026, the number of shares of the registrant’s Class A common stock outstanding was 264,645,644 and the number of shares of the registrant’s Class B common stock outstanding was 28,586,574.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2026

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
•As we increase sales to large organizations or introduce new products and features, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges, which could harm our business.
•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
•We have incurred net losses in the past and there are no assurances we will be able to maintain or increase profitability in the future.
•We may not be able to respond to rapid technological changes, extend our platform or develop new features, which could make our platform obsolete or adversely affect our business, results of operations, and financial condition.
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
•Our business has grown and continues to grow in scale, complexity, and scope, which makes it difficult to evaluate our prospects and future results of operations.
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
•We use generative artificial intelligence (“AI”), including in our products and services, which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2026	January 31, 2026
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$890,938	$1,272,877
Marketable securities	6,830,037	6,544,031
Accounts receivable, net of allowances of $19,120 and $18,348 as of April 30, 2026 and January 31, 2026, respectively	467,815	497,339
Deferred contract acquisition costs, current	125,118	108,856
Prepaid expenses and other current assets	261,096	234,856
Total current assets	8,575,004	8,657,959
Deferred contract acquisition costs, noncurrent	234,497	215,533
Property and equipment, net	252,807	264,525
Operating lease right-of-use assets	55,510	52,423
Strategic investments	1,876,419	1,578,611
Goodwill	400,392	400,392
Deferred tax assets	628,432	646,640
Other assets, noncurrent	138,956	144,333
Total assets	$12,162,017	$11,960,416
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,697	$6,268
Accrued expenses and other current liabilities	533,193	581,773
Deferred revenue, current	1,479,635	1,411,149
Total current liabilities	2,031,525	1,999,190
Deferred revenue, noncurrent	13,814	13,195
Operating lease liabilities, noncurrent	31,923	30,710
Other liabilities, noncurrent	113,607	109,063
Total liabilities	2,190,869	2,152,158
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of April 30, 2026 and January 31, 2026; 264,877,071 and 266,805,638 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively; 300,000,000 Class B shares authorized as of April 30, 2026 and January 31, 2026; 28,610,574 and 28,721,770 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	293	295
Additional paid-in capital	3,853,641	4,099,753
Accumulated other comprehensive income	(8,129)	8,544
Retained earnings	6,125,343	5,699,666
Total stockholders’ equity	9,971,148	9,808,258
Total liabilities and stockholders’ equity	$12,162,017	$11,960,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue	$1,239,006	$1,174,715
Cost of revenue	274,287	278,402
Gross profit	964,719	896,313
Operating expenses:
Research and development	227,926	205,416
Sales and marketing	330,050	346,970
General and administrative	96,270	102,335
Total operating expenses	654,246	654,721
Income from operations	310,473	241,592
Gains (losses) on strategic investments, net	152,297	(13,619)
Other income, net	68,850	87,792
Income before provision for income taxes	531,620	315,765
Provision for income taxes	105,943	61,162
Net income	425,677	254,603
Net income per share:
Basic	$1.45	$0.84
Diluted	$1.42	$0.81
Weighted-average shares used in computing net income per share:
Basic	294,434,952	304,908,652
Diluted	300,233,667	312,783,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$425,677	$254,603
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities, net of income tax benefit (expense) of $5,410 and $(3,123) for the three months ended April 30, 2026 and 2025, respectively	(16,673)	10,155
Comprehensive income	$409,004	$264,758
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	295,527,408	$295	$4,099,753	$8,544	$5,699,666	$9,808,258
Issuance of common stock upon exercise of stock options	248,640	—	504	—	—	504
Issuance of common stock upon release of restricted stock units	2,642,984	3	(3)	—	—	—
Shares withheld related to net share settlement of equity awards	(762,179)	(1)	(62,167)	—	—	(62,168)
Repurchase of common stock, including excise taxes	(4,169,208)	(4)	(363,559)	—	—	(363,563)
Stock-based compensation expense	—	—	179,113	—	—	179,113
Other comprehensive loss	—	—	—	(16,673)	—	(16,673)
Net income	—	—	—	—	425,677	425,677
Balance as of April 30, 2026	293,487,645	$293	$3,853,641	$(8,129)	$6,125,343	$9,971,148

	Three Months Ended April 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	355,620	—	954	—	—	954
Issuance of common stock upon release of restricted stock units	4,016,633	4	(4)	—	—	—
Shares withheld related to net share settlement of equity awards	(1,171,871)	(1)	(82,152)	—	—	(82,153)
Repurchase of common stock, including excise taxes	(5,561,920)	(6)	(419,900)	—	—	(419,906)
Stock-based compensation expense	—	—	203,631	—	—	203,631
Other comprehensive income	—	—	—	10,155	—	10,155
Net income	—	—	—	—	254,603	254,603
Balance as of April 30, 2025	303,379,326	$302	$4,832,800	$15,145	$4,054,121	$8,902,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$425,677	$254,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	178,953	201,569
Amortization of deferred contract acquisition costs	51,515	69,557
Depreciation and amortization	32,781	35,316
Deferred income taxes	23,294	(24,690)
(Gains) losses on strategic investments, net	(152,297)	13,619
Provision for accounts receivable allowances	3,026	5,855
Unrealized foreign exchange losses (gains)	664	(7,626)
Non-cash operating lease cost	5,884	6,108
Amortization of discount/premium on marketable securities	(1,293)	(12,845)
Other	7,350	4,142
Changes in operating assets and liabilities:
Accounts receivable	24,690	12,485
Prepaid expenses and other assets	3,116	(12,293)
Deferred contract acquisition costs	(86,742)	(48,148)
Accounts payable	10,327	7,252
Accrued expenses and other liabilities	(67,748)	(80,383)
Deferred revenue	69,605	72,141
Operating lease liabilities, net	(7,192)	(7,401)
Net cash provided by operating activities	521,610	489,261
Cash flows from investing activities:
Purchases of marketable securities	(1,172,217)	(1,135,024)
Maturities of marketable securities	858,125	1,033,279
Sales of marketable securities	—	2,525
Purchases of property and equipment	(21,113)	(25,910)
Purchases of strategic investments	(145,695)	—
Proceeds from strategic investments	184	—
Net cash used in investing activities	(480,716)	(125,130)
Cash flows from financing activities:
Proceeds from exercise of stock options	504	954
Proceeds from employee equity transactions to be remitted to employees and tax authorities, net	29,237	8,690
Cash paid for repurchases of common stock	(361,683)	(418,021)
Taxes paid related to net share settlement of equity awards	(62,168)	(82,153)
Net cash used in financing activities	(394,110)	(490,530)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	314	11,854
Net decrease in cash, cash equivalents, and restricted cash	(352,902)	(114,545)
Cash, cash equivalents, and restricted cash – beginning of period	1,283,781	1,361,417
Cash, cash equivalents, and restricted cash – end of period	$930,879	$1,246,872

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$890,938	$1,228,847
Restricted cash, current included in prepaid expenses and other current assets	39,941	18,025
Total cash, cash equivalents, and restricted cash	$930,879	$1,246,872
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides an AI-first, open work platform that enables a system of action for modern work, turning live collaboration into completed results and moving conversations to completion. Zoom enables customers to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more — all with the built-in assistance of Zoom AI Companion. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal year 2027, for example, refer to the fiscal year ending January 31, 2027.
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
The condensed consolidated balance sheet as of January 31, 2026 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by GAAP on an annual reporting basis. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to fairly present the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on February 27, 2026.
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
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the three months ended April 30, 2026.
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

In September 2025, the Financial Accounting Standards Board issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which aims to modernize financial reporting by updating how entities recognize and disclose costs incurred for software developed for internal use. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended April 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$893,572	72.1%	$847,696	72.2%
Asia Pacific (“APAC”)	150,510	12.1	141,770	12.1
Europe, Middle East, and Africa (“EMEA”)	194,924	15.8	185,249	15.7
Total	$1,239,006	100.0%	$1,174,715	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $87.8 million and $84.9 million as of April 30, 2026 and January 31, 2026, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. Revenue recognized from amounts included in deferred revenue at the beginning of each period totaled $656.3 million and $624.1 million for the three months ended April 30, 2026 and 2025, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of April 30, 2026, the aggregate amount of the transaction price allocated to our remaining performance obligations was $4,298.6 million, which consists of both billed consideration in the amount of $1,493.4 million and unbilled consideration in the amount of $2,805.2 million that we expect to recognize as revenue. We expect to recognize 58% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of April 30, 2026 and January 31, 2026, our marketable securities consisted of the following:

	As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$5,598,728	$3,650	$(11,962)	$5,590,416
Agency bonds	1,198,350	234	(3,431)	1,195,153
Treasury bills	44,474	—	(6)	44,468
Marketable securities	$6,841,552	$3,884	$(15,399)	$6,830,037

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$5,373,782	$11,094	$(989)	$5,383,887
Agency bonds	1,095,004	1,032	(565)	1,095,471
Treasury bills	64,671	5	(3)	64,673
Marketable securities	$6,533,457	$12,131	$(1,557)	$6,544,031
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $15.4 million and $1.5 million as of April 30, 2026 and January 31, 2026, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were de minimis as of both April 30, 2026 and January 31, 2026. We review the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended April 30, 2026 and 2025.
The following table presents the contractual maturities of our marketable securities as of April 30, 2026 and January 31, 2026:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Less than one year	$3,118,570	$3,168,258
Due in one to five years	3,711,467	3,375,773
Total	$6,830,037	$6,544,031

Strategic Investments
Strategic investments by type and measurement category as of April 30, 2026 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$1,748,737	$123,704	$1,872,441
Debt securities	3,978	—	—	3,978
Strategic investments	$3,978	$1,748,737	$123,704	$1,876,419
Strategic investments by type and measurement category as of January 31, 2026 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$1,448,531	$126,112	$1,574,643
Debt securities	3,968	—	—	3,968
Strategic investments	$3,968	$1,448,531	$126,112	$1,578,611
During the three months ended April 30, 2026, we made an additional $46.0 million investment in preferred stock of Anthropic, PBC (“Anthropic”), bringing the total carrying value of our Anthropic preferred stock to $1,266.9 million, based on the valuation implied by Anthropic’s financing round announced on February 12, 2026. Additionally, during the three months ended April 30, 2026, we made a total of $99.7 million of strategic investments in equity securities of other private companies developing AI products. Based on the terms of these investments in privately-held securities, we determined that we do not have a controlling interest or the ability to exercise significant influence over the operating and financial policies of the investees. Therefore, these investments are accounted for under the measurement alternative method.
During the three months ended April 30, 2026, we recorded net unrealized gains of $154.5 million on our investments accounted for under the measurement alternative method, which were attributable to investments other than our investment in Anthropic.
4.    Fair Value Measurements
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the key valuation inputs utilized to determine such fair value:

	As of April 30, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$470,662	$470,662	$—	$—
Agency bonds	3,486	—	3,486	—
Cash equivalents	474,148	470,662	3,486	—
U.S. government agency securities	5,590,416	—	5,590,416	—
Agency bonds	1,195,153	—	1,195,153	—
Treasury bills	44,468	—	44,468	—
Marketable securities	6,830,037	—	6,830,037	—
Privately held debt securities included in strategic investments	3,978	—	—	3,978
Total financial assets	$7,308,163	$470,662	$6,833,523	$3,978

	As of January 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$724,236	$724,236	$—	$—
Treasury bills	16,876	—	16,876	—
Agency bonds	22,298	—	22,298	—
Cash equivalents	763,410	724,236	39,174	—
U.S. government agency securities	5,383,887	—	5,383,887	—
Agency bonds	1,095,471	—	1,095,471	—
Treasury bills	64,673	—	64,673	—
Marketable securities	6,544,031	—	6,544,031	—
Privately held debt securities included in strategic investments	3,968	—	—	3,968
Total financial assets	$7,311,409	$724,236	$6,583,205	$3,968
We classify our highly liquid money market funds as Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our agency bonds, U.S. government agency securities, and treasury bills as Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded. We classify our privately held debt securities as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(years)
Developed technology	$9,000	5.0
Customer relationships	9,800	5.0
Trade names	1,100	3.0
Identifiable intangible assets	$19,900
Intangible assets are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology is recorded within cost of revenue, and amortization of customer relationships and trade names is recorded within sales and marketing expense in the consolidated statements of operations.
Transaction costs incurred in connection with this acquisition were immaterial. The results of operations of BrightHire, Inc., which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations reflecting the acquisition of BrightHire, Inc. have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consist of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Accounts receivable, gross	$486,935	$515,687
Less: allowance for credit losses	(15,081)	(14,373)
Less: allowance for returns	(4,039)	(3,975)
Accounts receivable, net	$467,815	$497,339
The following table is a rollforward of our allowance for credit losses for the three months ended April 30, 2026 and 2025:

	2026	2025
	(in thousands)
Balance as of January 31	$14,373	$17,262
Provision for credit losses	3,157	5,943
Write-offs	(2,449)	(4,920)
Balance as of April 30	$15,081	$18,285

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Prepaid expenses	$199,355	$203,443
Restricted cash	39,941	10,904
Other	21,800	20,509
Prepaid expenses and other current assets	$261,096	$234,856
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Servers	$384,796	$386,702
Software	171,870	157,347
Computer and office equipment	44,543	45,944
Leasehold improvements	54,495	57,761
Furniture and fixtures	5,060	5,706
Property and equipment, gross	660,764	653,460
Less: accumulated depreciation and amortization	(407,957)	(388,935)
Property and equipment, net	$252,807	$264,525
Depreciation and amortization expense was $28.3 million and $32.0 million for the three months ended April 30, 2026 and 2025, respectively.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Accounts receivable, noncurrent	$2,227	$2,375
Intangible assets subject to amortization, net	41,526	45,997
Indefinite-lived intangible assets	25,239	25,239
Prepaid expenses, noncurrent	30,172	35,000
Income tax receivable, noncurrent	28,776	24,276
Other	11,016	11,446
Other assets, noncurrent	$138,956	$144,333

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Accrued expenses	$183,607	$192,478
Accrued compensation and benefits	141,244	206,367
Income tax liabilities	17,386	18,947
Sales and other non-income tax liabilities	39,763	41,919
Customer deposit liabilities	58,561	56,734
Operating lease liabilities, current	28,289	27,765
Other	64,343	37,563
Accrued expenses and other current liabilities	$533,193	$581,773
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	April 30, 2026	January 31, 2026

	(in thousands)
Sales and other non-income tax liabilities	$39,353	$40,184
Long-term income tax liabilities	65,978	62,771
Other	8,276	6,108
Other liabilities, noncurrent	$113,607	$109,063
7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the three months ended April 30, 2026, there have been no material changes to our outstanding non-cancelable purchase obligations from those disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026 filed with the SEC on February 27, 2026.

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
Stock Repurchase Program
In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock. In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock. In November 2025, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including preset trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program, which has no expiration date, does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
During the three months ended April 30, 2026, we repurchased and subsequently retired 4,169,208 shares of our Class A common stock for an aggregate amount of $361.7 million. As of April 30, 2026, $625.0 million of the repurchase authorization remained available.
In May 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, under our existing repurchase program.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2026	1,542,753	$11.81	2.2	$124,080
Exercised	(248,640)	$2.03		$19,837
Canceled/forfeited/expired	—	$—
Outstanding and exercisable as of April 30, 2026	1,294,113	$13.69	2.2	$108,007
As of April 30, 2026, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	20,106,305	$75.51
Granted	5,217,795	$82.69
Vested	(2,642,984)	$74.63
Canceled/forfeited	(818,494)	$75.86
Unvested as of April 30, 2026	21,862,622	$77.32
As of April 30, 2026, unrecognized stock-based compensation expense related to RSUs was $1,585.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of April 30, 2026, unrecognized stock-based compensation expense related to the ESPP was $9.4 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Cost of revenue	$20,963	$27,427
Research and development	71,026	72,936
Sales and marketing	58,039	68,433
General and administrative	28,925	32,773
Total stock-based compensation expense	$178,953	$201,569
Benefit from income taxes	(33,697)	(38,161)
Total stock-based compensation expense recorded to net income	$145,256	$163,408

9.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended April 30,
	2026	2025

	(in thousands, except percentages)
Income before provision for income taxes	$531,620	$315,765
Provision for income taxes	105,943	61,162
Effective tax rate	19.9%	19.4%
For both the three months ended April 30, 2026 and 2025, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived deduction eligible income, tax benefits related to stock-based compensation, and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.
10.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended April 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$384,203	$41,474	$219,213	$35,390
Reallocation of net income	(949)	949	(634)	634
Net income, diluted	$383,254	$42,423	$218,579	$36,024
Denominator:
Weighted-average shares used in computing net income per share, basic	265,748,247	28,686,705	262,526,502	42,382,150
Weighted-average shares used in computing net income per share, diluted	270,312,284	29,921,383	268,527,554	44,256,307
Net income per share, basic	$1.45	$1.45	$0.84	$0.84
Net income per share, diluted	$1.42	$1.42	$0.81	$0.81
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended April 30,
	2026		2025
	Class A	Class B	Class A	Class B
Unvested RSUs	6,876	—	2,262,575	—
Purchase rights committed under the ESPP	258,618	—	211,765	—
Outstanding stock options	76,424	—	91,637	—
Total	341,918	—	2,565,977	—
The table above does not include 164,192 shares of issued Class A common stock held by us as of April 30, 2026 and 2025 that are reserved for the sole purpose of being transferred to nonprofit organizations.

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
The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue	$1,239,006	$1,174,715

Adjusted cost of revenue (1)	248,798	244,631
Adjusted research and development (1)	153,112	127,079
Adjusted sales and marketing (1)	265,240	271,799
Adjusted general and administrative (1)	63,137	63,880
Stock-based compensation expense	178,953	201,569
Interest income	(70,283)	(81,782)
Other segment items (2)	(131,571)	31,774
Provision for income taxes	105,943	61,162
Segment net income	425,677	254,603
Adjustments and reconciling items	—	—
Consolidated net income	$425,677	$254,603
(1) Excludes stock-based compensation expense and related payroll taxes, acquisition-related expenses, and litigation settlements, net.
(2) Includes payroll taxes related to stock-based compensation, acquisition-related expenses, litigation settlements, net, gains on strategic investments, net, and other income, net excluding interest income.
12.    Subsequent Events
In May 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, incremental to the $625.0 million remaining authorization as of April 30, 2026, under our existing repurchase program. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program, which has no expiration date, does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.
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

Overview
Zoom is redefining modern work as a system of action, turning live collaboration into completed results and moving conversations to completion. From entrepreneurs to global enterprises, customers choose Zoom to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more — all with the built-in assistance of Zoom AI Companion. Our culture of delivering happiness, grounded in our core value of care, is fundamental to everything we do at Zoom.
Our AI-first, open work platform bridges work both inside and outside the organization by integrating AI capabilities across employee collaboration and customer-facing workflows, enabling seamless communication, collaboration, and engagement through Zoom Workplace and Zoom Business Services. Zoom Workplace with AI Companion brings together Zoom’s core communication and productivity tools—including Zoom Meetings, Zoom Phone, Zoom Team Chat, Zoom Canvas (formerly Zoom Docs), Zoom Whiteboard, and Workvivo—to support collaboration across organizations of varying sizes. Zoom’s Business Services offerings support customer engagement across the customer lifecycle, including Zoom Contact Center and Zoom Virtual Agent for customer service teams, Zoom Revenue Accelerator for sales teams, and Zoom Events and Zoom Webinars for marketing teams. Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools designed to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience.
AI is core to Zoom’s product innovation. We continue to advance our AI capabilities, focusing on three priorities that bring our system of action to life: elevating Zoom Workplace with AI, driving growth of new AI products, and scaling AI-first customer experience. Zoom AI Companion is our smart assistant designed to empower workers to increase productivity, improve team effectiveness, and enhance skills. Our federated approach to AI enables the use of multiple large language models (“LLMs”), including Zoom’s own, to complete tasks for users. Zoom’s federated approach allows its platform architecture to dynamically select from multiple AI models, which currently include those from OpenAI, Anthropic, and NVIDIA, making AI accessible and affordable so more people can incorporate it into their day-to-day workflows. In addition to AI Companion, we have embedded AI capabilities across our broader product portfolio, including Zoom Revenue Accelerator and Zoom Virtual Agent, to support sales and customer service use cases. With these advancements in AI Companion and across our AI-enabled products, we believe we are well-positioned as AI technology continues to advance. We are enhancing our agentic AI capabilities within AI Companion to continue delivering practical value to customers while advancing our ambitious vision of AI that truly amplifies human potential. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
Zoom’s platform prioritizes security and privacy, with 18 co-located data centers globally and robust encryption options. We are committed to safeguarding our customers' data.
Revenue is driven by subscriptions to Zoom Workplace and Zoom Business Services. Our core offerings include Zoom Workplace Pro, Business, and Enterprise bundles, as well as vertical-specific plans for Education, Healthcare, and Government. We also offer Zoom Phone, with regional and international calling plans, and Zoom Contact Center, providing advanced customer experience solutions designed to meet diverse customer needs.
Our revenue was $1,239.0 million and $1,174.7 million for the three months ended April 30, 2026 and 2025, respectively, representing period-over-period growth of 5.5%. We generated net income of $425.7 million and $254.6 million for the three months ended April 30, 2026 and 2025, respectively. Net cash provided by operating activities was $521.6 million and $489.3 million for the three months ended April 30, 2026 and 2025, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including ongoing geopolitical uncertainties, evolving monetary policy, energy market volatility, and foreign currency exchange rate fluctuations, has created and may continue to create uncertainty in demand for subscriptions to our AI-first, open work platform. Recent geopolitical events, including the conflict involving Iran and disruptions to energy supply routes, have contributed to elevated energy prices and heightened volatility in financial markets, which may influence inflation expectations, corporate cost structures, and global growth prospects. Although headline inflation in many major economies has moderated relative to prior years, cost pressures remain uneven across regions, and the combined effects of interest rates, policy actions, and slower global growth conditions continue to influence corporate spending patterns. These dynamics, together with shifts in customers’ internal priorities, including budget realignment and evolving investment focus, have contributed to variability in sales cycles and continued caution in enterprise spending decisions, potentially affecting customer upsell, downsell, or renewal activity.
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
Key Business Metrics and Factors Affecting Our Performance
We review the following key business metrics and strategic factors to measure our performance, identify trends, formulate financial projections, and make strategic decisions, including evaluating our ability to grow the number of customers who use our AI-first, open work platform. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity for our platform, it is difficult to predict customer adoption rates, the future growth rate, or the size of the market for our platform.
Large Enterprise Customers - Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 32.7% and 31.9% of total revenue for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and 2025, we had 4,534 and 4,192 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations. These customers are a subset of Enterprise customers.
Expansion of Zoom Across Existing Enterprise Customers - Net Dollar Expansion Rate
We believe that there is a large opportunity for growth with many of our existing Enterprise customers. Historically, customers have increased the size of their subscriptions as they expanded their use of our AI-first, open work platform across their operations. Over the past few years, macroeconomic headwinds resulted in slower hiring and higher seat count downsells from our existing Enterprise customers in key markets, which impacted the rate of expansion and caused our net dollar expansion rate for Enterprise customers to drop below one hundred percent. Despite the decline, we believe there are still opportunities for future growth with our existing Enterprise customers as we innovate our platform with additional product offerings and by incorporating AI. Expansion in the use of our platform also provides us with opportunities to market and sell additional products to our customers, such as Zoom Phone, Zoom Contact Center, and Workvivo. To address this opportunity and expand the use of our products by our existing Enterprise customers, we will need to maintain the reliability of our platform and produce new features and functionality that are responsive to our customers’ requirements for enterprise-grade solutions.
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 61.0% and 60.0% of total revenue for the three months ended April 30, 2026 and 2025, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our Enterprise customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 99% and 98% as of April 30, 2026 and 2025, respectively.

Retention of Online Customers - Average Monthly Churn Rate & Percentage of MRR from ≥16-Month Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-sized businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 39.0% and 40.0% of total revenue for the three months ended April 30, 2026 and 2025, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 3.0% and 2.8% per month for the three months ended April 30, 2026 and 2025, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of April 30, 2026 and 2025, the percentage of total Online MRR from Online customers with a continuous term of service of at least 16 months was 74.4% and 74.2%, respectively.
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
We recently introduced a series of new products and enhancements across Zoom Workplace and Zoom Business Services. These included My Notes, which provides a personal AI note-taker that captures context across Zoom, in-person, and third-party meetings, helping users stay present while turning conversations into organized takeaways, action items, and follow-through; AI Expert Assist 3.0, a Contact Center capability understands and reasons across the full customer context; Zoom Virtual Agent 3.0, which preserves customer history and context across channels while orchestrating actions, triggering workflows, and applying knowledge to future interactions; CX Insights; AI Companion 3.0 across Zoom Phone; a voice translator with live audio translation in Meetings; and realistic and stylized avatars for Zoom Meetings. These offerings expand our agentic AI capabilities across collaboration, customer support, and industry-specific workflows through new integrations and platform enhancements.
We also enhanced the Custom AI Companion add-on, a paid add-on for Zoom Workplace that enables organizations to tailor AI Companion to their specific business needs. These enhancements are designed to allow customers to connect AI Companion to relevant enterprise data sources and third-party applications, configure custom agents and workflows, and apply organization-specific context to support information retrieval, task automation, and workflow execution across applications.
Zoom is an AI-first, open work platform, and third-party developers are a key component of our strategy for platform innovation to make it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for modern work as a system of action, turning live collaboration into completed results and moving conversations to completion. We will need to expend additional resources to continue introducing new products, features, and AI functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.
International Opportunities
Our AI-first, open work platform addresses the communications and collaboration needs of users worldwide, and international expansion remains a meaningful component of our long-term growth strategy. Our revenue outside of the Americas (APAC and EMEA) represented 27.9% and 27.8% of our total revenue for the three months ended April 30, 2026 and 2025, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.

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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$521,610	$489,261
Less: purchases of property and equipment	(21,113)	(25,910)
Free cash flow (non-GAAP)	$500,497	$463,351
Net cash used in investing activities	$(480,716)	$(125,130)
Net cash used in financing activities	$(394,110)	$(490,530)
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses directly associated with our sales and marketing organization. Other sales and marketing expenses include advertising and promotional events to promote our brand, such as awareness programs, digital programs, public relations, tradeshows, and our user conference, Zoomtopia, and allocated overhead. Sales and marketing expenses also include credit card processing fees related to customer transactions and amortization of deferred contract acquisition costs.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue	$1,239,006	$1,174,715
Cost of revenue (1)	274,287	278,402
Gross profit	964,719	896,313
Operating expenses:
Research and development (1)	227,926	205,416
Sales and marketing (1)	330,050	346,970
General and administrative (1)	96,270	102,335
Total operating expenses	654,246	654,721
Income from operations	310,473	241,592
Gains (losses) on strategic investments, net	152,297	(13,619)
Other income, net	68,850	87,792
Income before provision for income taxes	531,620	315,765
Provision for income taxes	105,943	61,162
Net income	$425,677	$254,603

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$20,963	$27,427
Research and development	71,026	72,936
Sales and marketing	58,039	68,433
General and administrative	28,925	32,773
Total stock-based compensation expense	$178,953	$201,569

	Three Months Ended April 30,
	2026	2025

	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	22.1	23.7
Gross profit	77.9	76.3
Operating expenses:
Research and development	18.4	17.5
Sales and marketing	26.6	29.5
General and administrative	7.8	8.7
Total operating expenses	52.8	55.7
Income from operations	25.1	20.6
Gains (losses) on strategic investments, net	12.3	(1.2)
Other income, net	5.6	7.5
Income before provision for income taxes	43.0	26.9
Provision for income taxes	8.6	5.2
Net income	34.4%	21.7%

Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Revenue	$1,239,006	$1,174,715	5.5%
Revenue for the three months ended April 30, 2026 increased by $64.3 million, or 5.5%, compared to the three months ended April 30, 2025. The increase was driven by 7.2% growth in revenue from Enterprise customers, of which 47.3% and 52.7% was from new and existing customers, respectively, and by a 2.8% increase in revenue from Online customers.
Cost of Revenue

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Cost of revenue	$274,287	$278,402	(1.5)%
Gross profit	964,719	896,313	7.6%
Gross margin	77.9%	76.3%
Cost of revenue for the three months ended April 30, 2026 decreased by $4.1 million, or 1.5%, compared to the three months ended April 30, 2025. The decline was mainly due to a $6.5 million reduction in stock-based compensation. The reduction in stock-based compensation is due to changes in our equity program.
Gross margin grew to 77.9% for the three months ended April 30, 2026, from 76.3% for the three months ended April 30, 2025. The increase in gross margin was driven by the decrease in stock-based compensation as well as other operational efficiencies.
Operating Expenses
Research and Development

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Research and development	$227,926	$205,416	11.0%
Research and development expense for the three months ended April 30, 2026 increased by $22.5 million, or 11.0%, compared to the three months ended April 30, 2025. The increase was mainly driven by a $20.0 million increase in personnel-related expenses as a result of higher headcount as we invested in AI innovation, partially offset by a $1.9 million decrease in stock-based compensation due to changes in our equity program.
Sales and Marketing

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Sales and marketing	$330,050	$346,970	(4.9)%
Sales and marketing expense for the three months ended April 30, 2026 decreased by $16.9 million, or 4.9%, compared to the three months ended April 30, 2025. The decrease was primarily driven by a $22.0 million decrease in commissions expense, which includes both internal and external costs, from the change in the amortization period for deferred contract acquisition costs from three years to five years, effective January 31, 2026, in addition to lower stock-based compensation of

$10.4 million due to changes in our equity program. These decreases were partially offset by a $6.4 million increase in personnel-related expenses and continued investments supporting customer acquisition, retention, and expansion initiatives.
General and Administrative

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
General and administrative	$96,270	$102,335	(5.9)%
General and administrative expense for the three months ended April 30, 2026 decreased by $6.1 million, or 5.9%, compared to the three months ended April 30, 2025. The decrease was primarily driven by a $3.8 million decrease in stock-based compensation due to changes in our equity program.
Gains (losses) on Strategic Investments, Net

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Gains (losses) on strategic investments, net	$152,297	$(13,619)	NM
Gains on strategic investments, net for the three months ended April 30, 2026 were primarily driven by changes in the fair value of our privately held securities, which were attributable to investments other than Anthropic, while losses on strategic investments, net for the three months ended April 30, 2025 were primarily driven by changes in the fair value of our publicly held securities.
Other Income, Net

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Other income, net	$68,850	$87,792	(21.6)%
Other income, net for the three months ended April 30, 2026 decreased by $18.9 million, or 21.6%, compared to the three months ended April 30, 2025. The decrease was primarily driven by an $11.5 million decrease in interest income from cash and marketable securities and a $7.0 million unfavorable impact from changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended April 30,
	2026	2025	% Change

	(in thousands)
Provision for income taxes	$105,943	$61,162	73.2%
Provision for income taxes for the three months ended April 30, 2026 increased by $44.8 million, or 73.2%, compared to the three months ended April 30, 2025. The year-over-year change was primarily due to an increase in income before taxes partially offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.7 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of agency bonds, U.S. government agency securities, and treasury bills.
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
There have been no material changes to our cash requirements from known contractual and other obligations from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on February 27, 2026.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$521,610	$489,261
Net cash used in investing activities	$(480,716)	$(125,130)
Net cash used in financing activities	$(394,110)	$(490,530)
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
Net cash provided by operating activities was $521.6 million for the three months ended April 30, 2026, compared to $489.3 million for the three months ended April 30, 2025. The increase in operating cash flow was mainly due to higher collections driven by revenue growth.
Investing Activities
Net cash used in investing activities of $480.7 million for the three months ended April 30, 2026 was primarily driven by net purchases of marketable securities of $314.1 million, purchases of strategic investments of $145.7 million, which included an additional $46.0 million investment in preferred stock of Anthropic, and purchases of property and equipment of $21.1 million.
Net cash used in investing activities of $125.1 million for the three months ended April 30, 2025 was due to net purchases of marketable securities of $99.2 million and purchases of property and equipment of $25.9 million.
Financing Activities
Net cash used in financing activities of $394.1 million for the three months ended April 30, 2026 was primarily due to cash paid for repurchases of common stock of $361.7 million and taxes paid related to net share settlement of equity awards of $62.2 million, partially offset by proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $29.2 million.
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
The timing and the amount of any repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A common stock will be retired. The repurchase program, which has no expiration date, does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.
During the three months ended April 30, 2026, we repurchased and subsequently retired 4,169,208 shares of our Class A common stock for an aggregate amount of $361.7 million. As of April 30, 2026, $625.0 million of the repurchase authorization remained available.
In May 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, under our existing repurchase program.
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
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on February 27, 2026.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion in amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Australia. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the three months ended April 30, 2026 and 2025, 20.4% and 19.3% of our revenue, respectively, and 20.5% and 16.5% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2026 and 2025. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $890.9 million and marketable securities of $6,830.0 million as of April 30, 2026. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. These interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three months ended April 30, 2026 and 2025.
Equity Investment Risk
As of April 30, 2026, our privately held equity and debt securities totaled $1,876.4 million, of which $1,266.9 million relates to our investment in preferred stock of Anthropic. The majority of our investments in privately held equity securities is accounted for under the measurement alternative and are adjusted for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data; as such, we believe that providing market sensitivities is not practicable. Changes in the valuation of these investments due to future market conditions could result in material gains or losses in our consolidated financial statements.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business may be significantly affected by changes in the economy, such as high inflation and the responses by central banking authorities to control such inflation, recessionary or uncertain environments, fluctuations in the foreign currency exchange rates and geopolitical tensions and military conflicts, tariffs, the threat of new or increased tariffs and trade tensions, including the United States' ongoing trade disputes with China and other countries, and the conflict involving Iran and disruptions to energy supply routes, which have contributed to elevated energy prices and heightened volatility in financial markets. While some customers may view a subscription to our platform as a cost-saving purchase, decreasing the need for business travel, others may view a subscription to our platform as a discretionary purchase, and our customers may reduce their information technology spending on our platform during an economic downturn or during times of economic uncertainty. Given current economic conditions, including inflation, we have experienced and may continue to experience a loss of users and customers, as well as a reduction in demand for our platform, especially if the effects of the current economic environment have a prolonged impact on various industries that our unified communications and collaboration platform addresses. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Moreover, we have lost and may continue to lose customers as a result of such customers ceasing to do business, and we have experienced and may continue to experience a material increase in longer payment cycles and greater difficulty in collecting accounts receivable from certain customers. These issues may continue in the future if current economic conditions continue or worsen.
As we increase sales to large organizations or introduce new products and features, our sales cycles have and could continue to lengthen, and we could experience greater deployment challenges.
We invest significant resources into sales to large organizations as well as to develop new products and features. Large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure, and approval requirements, all of which have and may continue to lengthen our sales cycle. We have also faced and may in the future face unexpected deployment challenges with large organizations or more complicated deployment of some or all aspects of our platform. Large organizations may demand additional features, support services and pricing concessions, or require additional security management or control features. In addition, new products and features that differ meaningfully from our existing offerings, including those that incorporate or leverage artificial intelligence, may require prospective customers to conduct more extensive technical, legal, and operational evaluations prior to purchase, resulting in sales cycles that are longer, less predictable, or more variable than those associated with our established products, and there can be no assurance that customers who do purchase such offerings will adopt or utilize them at the levels or within the timeframes we anticipate. We may spend substantial time, effort, and money on sales efforts to large organizations as well as to develop new products and features, without any assurance that our efforts will produce any sales or that these customers will deploy our platform widely enough across their organization to justify our substantial up-front investment. As a result, we anticipate increased sales to large organizations will lead to higher up-front sales costs and greater unpredictability in our business, results of operations, and financial condition.

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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 27.9% and 28.2% of our revenue for the three months ended April 30, 2026 and 2025, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended April 30, 2026 and 2025, 20.4% and 19.3% of our revenue, respectively, and 20.5% and 16.5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the three months ended April 30, 2026, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Future changes in our financial results, business operations, or the interpretation and application of OBBBA provisions could cause us to become subject to the Corporate Alternative Minimum Tax ("CAMT") in subsequent periods, which may materially increase our effective tax rate. On February 18, 2026, the U.S. Department of the Treasury and the Internal Revenue Service released Notice 2026-07 guidance addressing adjustments to adjusted financial statement income (AFSI) under CAMT related to domestic research and development expenditures capitalized under Section 174. We believe the guidance is intended to mitigate certain book-tax timing differences associated with the capitalization and amortization of domestic research and development expenditures. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the potential impacts such updates may have on our effective tax rate and cash flows.
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
The OECD has also been working on a Base Erosion and Profits Shifting project that, upon implementation, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules having become effective during our fiscal year ended January 31, 2025 and January 31, 2026, and the remaining rules becoming effective in later periods. Further, on June 28, 2025, the G7 released a joint statement that it had reached an understanding to modify the approach to Pillar Two, aiming to simplify administration of the rules. On January 5, 2026, the OECD issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of the OECD’s global minimum tax rules. Each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.
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
Our business has grown and continues to grow in scale, complexity, and scope, which makes it difficult to evaluate our prospects and future results of operations.
During fiscal year 2021, we experienced rapid growth in usage of our unified communications and collaboration platform largely due to the COVID-19 pandemic. This usage dramatically changed the scale of our business. Since then, our business has continued to evolve as we expand our platform capabilities, serve a broader and more diverse customer base, and adapt to changing work environments, including remote and hybrid models. As a result, our ability to forecast our future results of operations is difficult and subject to a number of uncertainties, including our ability to plan for and model future growth and expenses. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could continue to slow or our revenue could decline for a number of reasons, including any reduction in demand for our platform; increased competition; contraction of our overall market; our inability to accurately forecast demand for our platform and plan for capacity constraints; or our failure, for any reason, to capitalize on growth opportunities or to adapt and respond to inflationary factors affecting our business or future economic recession. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.

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
The FCC has adopted rules that prohibit Chinese companies that are deemed to be a national security risk by other federal agencies from obtaining new authorizations and placed on a list known as the Covered List to sell telecommunications equipment in the U.S. and on October 28, 2025, adopted rules that created a process to ban those companies from selling previously-authorized equipment or could prohibit the use of their equipment in the U.S. Zoom does not currently have any equipment from the companies subject to the ban in its network, but if other companies are added to the Covered List and the FCC adopts rules that ban sales or use of equipment from such companies, we could be required to find new sources for similar equipment or replace existing equipment entirely. On May 27, 2025, the FCC released a notice of proposed rulemaking that proposes requiring companies holding FCC licenses or authorizations to certify whether they are owned, controlled, or subject to the authority of foreign adversaries and, if so, to disclose their ownership. These rules were adopted on January 29, 2026, and become effective on June 9, 2026, but the certification requirements will not go into effect until a later FCC announcement. We cannot predict any impact of these rules on our operations or business.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2026, the holders of our outstanding Class B common stock held 51.9% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 45.9% of such voting power in the aggregate. As of April 30, 2026, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.1% of our outstanding capital stock but controlled approximately 37.7% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
February 1 – 28, 2026	1,603,417	$89.38	1,603,417	$843,350
March 1 – 31, 2026	534,293	$78.62	534,293	$801,344
April 1 – 30, 2026	2,031,498	$86.81	2,031,498	$624,989
Total	4,169,208	$86.75	4,169,208

(1) In February 2024, our Board of Directors authorized a stock repurchase program of up to $1.5 billion of our Class A common stock, which we publicly announced on February 26, 2024. In November 2024, our Board of Directors authorized the repurchase of an additional $1.2 billion of our outstanding Class A common stock, which we publicly announced on November 25, 2024. In November 2025, our Board of Directors authorized another $1.0 billion in repurchases of our outstanding Class A common stock, which we publicly announced on November 24, 2025. In May 2026, our Board of Directors authorized an additional $1.0 billion in repurchases of our outstanding Class A common stock, which we publicly announced on May 21, 2026. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program, which has no expiration date, does not obligate us to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. See Note 8 "Stockholders’ Equity and Equity Incentive Plans" of this Quarterly Report on Form 10-Q for additional information related to share repurchases. All shares purchased reported in this column were purchased pursuant to our publicly announced stock repurchase program.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
Velchamy Sankarlingam, Executive Officer	Adoption	04/15/2026	X		Up to 83,094	07/22/2027
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

ZOOM COMMUNICATIONS, INC.

Date: May 22, 2026	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2026	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)