Form 10-Q
period 2026-07-31
Zoom Communications, Inc.
filed 2026-08-26
CIK 1585521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 14, 2026, the number of shares of the registrant’s Class A common stock outstanding was 263,233,141 and the number of shares of the registrant’s Class B common stock outstanding was 28,550,570.

Zoom Communications, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2026

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
•We primarily generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
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

PART I—Financial Information
Item 1.    FINANCIAL STATEMENTS
ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2026	January 31, 2026
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$931,992	$1,272,877
Marketable securities	6,317,729	6,544,031
Accounts receivable, net of allowances of $18,426 and $18,348 as of July 31, 2026 and January 31, 2026, respectively	532,958	497,339
Deferred contract acquisition costs, current	139,034	108,856
Prepaid expenses and other current assets	193,688	234,856
Total current assets	8,115,401	8,657,959
Deferred contract acquisition costs, noncurrent	264,361	215,533
Property and equipment, net	254,705	264,525
Operating lease right-of-use assets	56,402	52,423
Strategic investments	3,785,876	1,578,611
Goodwill	599,181	400,392
Deferred tax assets	328,894	646,640
Other assets, noncurrent	180,576	144,333
Total assets	$13,585,396	$11,960,416
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,364	$6,268
Accrued expenses and other current liabilities	557,561	581,773
Deferred revenue, current	1,549,428	1,411,149
Total current liabilities	2,121,353	1,999,190
Deferred revenue, noncurrent	12,735	13,195
Operating lease liabilities, noncurrent	33,340	30,710
Other liabilities, noncurrent	114,357	109,063
Total liabilities	2,281,785	2,152,158
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized as of July 31, 2026 and January 31, 2026; 263,750,816 and 266,805,638 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively; 300,000,000 Class B shares authorized as of July 31, 2026 and January 31, 2026; 28,577,134 and 28,721,770 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	292	295
Additional paid-in capital	3,666,536	4,099,753
Accumulated other comprehensive income	(31,005)	8,544
Retained earnings	7,667,788	5,699,666
Total stockholders’ equity	11,303,611	9,808,258
Total liabilities and stockholders’ equity	$13,585,396	$11,960,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$1,277,217	$1,217,227	$2,516,223	$2,391,942
Cost of revenue	291,722	273,165	566,009	551,567
Gross profit	985,495	944,062	1,950,214	1,840,375
Operating expenses:
Research and development	242,497	206,447	470,423	411,863
Sales and marketing	330,521	338,995	660,571	685,965
General and administrative	98,161	76,885	194,431	179,220
Total operating expenses	671,179	622,327	1,325,425	1,277,048
Income from operations	314,316	321,735	624,789	563,327
Gains on strategic investments, net	1,614,203	45,056	1,766,500	31,437
Other income, net	66,448	81,371	135,298	169,163
Income before provision for income taxes	1,994,967	448,162	2,526,587	763,927
Provision for income taxes	452,522	89,570	558,465	150,732
Net income	1,542,445	358,592	1,968,122	613,195
Net income per share:
Basic	$5.27	$1.19	$6.70	$2.02
Diluted	$5.15	$1.16	$6.56	$1.97
Weighted-average shares used in computing net income per share:
Basic	292,879,238	301,779,114	293,688,378	303,354,835
Diluted	299,746,342	308,224,372	300,021,287	310,515,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$1,542,445	$358,592	$1,968,122	$613,195
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of income tax benefit of $7,422 and $4,804 for the three months ended July 31, 2026 and 2025, respectively, and $12,831 and $1,681 for the six months ended July 31, 2026 and 2025, respectively	(22,876)	(15,622)	(39,549)	(5,467)
Comprehensive income	$1,519,569	$342,970	$1,928,573	$607,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2026	293,487,645	$293	$3,853,641	$(8,129)	$6,125,343	$9,971,148
Issuance of common stock upon exercise of stock options	98,870	—	1,048	—	—	1,048
Issuance of common stock upon release of restricted stock units	2,352,911	2	(2)	—	—	—
Shares withheld related to net share settlement of equity awards	(649,964)	—	(59,593)	—	—	(59,593)
Issuance of common stock for employee stock purchase plan	778,701	1	40,891	—	—	40,892
Repurchase of common stock, including excise taxes	(3,740,213)	(4)	(352,994)	—	—	(352,998)
Stock-based compensation expense	—	—	183,545	—	—	183,545
Other comprehensive loss	—	—	—	(22,876)	—	(22,876)
Net income	—	—	—	—	1,542,445	1,542,445
Balance as of July 31, 2026	292,327,950	$292	$3,666,536	$(31,005)	$7,667,788	$11,303,611

	Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	303,379,326	$302	$4,832,800	$15,145	$4,054,121	$8,902,368
Issuance of common stock upon exercise of stock options	116,150	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	2,561,963	3	(3)	—	—	—
Issuance of common stock for employee stock purchase plan	714,513	1	36,057	—	—	36,058
Shares withheld related to net share settlement of equity awards	(700,970)	(1)	(55,303)	—	—	(55,304)
Repurchase of common stock, including excise taxes	(5,950,898)	(6)	(465,891)	—	—	(465,897)
Stock-based compensation expense	—	—	189,461	—	—	189,461
Other comprehensive loss	—	—	—	(15,622)	—	(15,622)
Net income	—	—	—	—	358,592	358,592
Balance as of July 31, 2025	300,120,084	$299	$4,537,542	$(477)	$4,412,713	$8,950,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	295,527,408	$295	$4,099,753	$8,544	$5,699,666	$9,808,258
Issuance of common stock upon exercise of stock options	347,510	—	1,552	—	—	1,552
Issuance of common stock upon release of restricted stock units	4,995,895	5	(5)	—	—	—
Shares withheld related to net share settlement of equity awards	(1,412,143)	(1)	(121,760)	—	—	(121,761)
Issuance of common stock for employee stock purchase plan	778,701	1	40,891	—	—	40,892
Repurchase of common stock, including excise taxes	(7,909,421)	(8)	(716,553)	—	—	(716,561)
Stock-based compensation expense	—	—	362,658	—	—	362,658
Other comprehensive loss	—	—	—	(39,549)	—	(39,549)
Net income	—	—	—	—	1,968,122	1,968,122
Balance as of July 31, 2026	292,327,950	$292	$3,666,536	$(31,005)	$7,667,788	$11,303,611

	Six Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	305,740,864	$305	$5,130,271	$4,990	$3,799,518	$8,935,084
Issuance of common stock upon exercise of stock options	471,770	—	1,375	—	—	1,375
Issuance of common stock upon release of restricted stock units	6,578,596	7	(7)	—	—	—
Shares withheld related to net share settlement of equity awards	(1,872,841)	(2)	(137,455)	—	—	(137,457)
Issuance of common stock for employee stock purchase plan	714,513	1	36,057	—	—	36,058
Repurchase of common stock, including excise taxes	(11,512,818)	(12)	(885,791)	—	—	(885,803)
Stock-based compensation expense	—	—	393,092	—	—	393,092
Other comprehensive loss	—	—	—	(5,467)	—	(5,467)
Net income	—	—	—	—	613,195	613,195
Balance as of July 31, 2025	300,120,084	$299	$4,537,542	$(477)	$4,412,713	$8,950,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,968,122	$613,195
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	358,737	390,268
Amortization of deferred contract acquisition costs	107,155	139,563
Depreciation and amortization	65,112	67,479
Deferred income taxes	341,465	(53,271)
Gains on strategic investments, net	(1,766,500)	(31,437)
Provision for accounts receivable allowances	5,326	10,120
Unrealized foreign exchange losses (gains)	3,001	(8,539)
Non-cash operating lease cost	12,048	12,494
Amortization of discount/premium on marketable securities	(6,257)	(21,635)
Other	987	3,812
Changes in operating assets and liabilities:
Accounts receivable	(40,250)	(23,608)
Prepaid expenses and other assets	45,906	3,160
Deferred contract acquisition costs	(186,162)	(129,552)
Accounts payable	5,948	4,794
Accrued expenses and other liabilities	(13,960)	(81,985)
Deferred revenue	129,774	125,015
Operating lease liabilities, net	(14,091)	(14,672)
Net cash provided by operating activities	1,016,361	1,005,201
Cash flows from investing activities:
Purchases of marketable securities	(4,488,122)	(2,227,043)
Maturities of marketable securities	1,238,601	2,088,081
Sales of marketable securities	3,428,694	12,525
Purchases of property and equipment	(43,466)	(33,876)
Purchases of strategic investments	(441,074)	(27,495)
Proceeds from strategic investments	309	2,505
Cash paid for acquisition, net of cash acquired	(248,655)	—
Purchases of intangible assets	(524)	(500)
Net cash used in investing activities	(554,237)	(185,803)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,552	1,375
Proceeds from issuance of common stock for employee stock purchase plan	40,892	36,057
Proceeds from employee equity transactions to be remitted (remitted) to employees and tax authorities, net	6,285	(2,083)
Cash paid for repurchases of common stock, including excise taxes	(722,189)	(883,284)
Taxes paid related to net share settlement of equity awards	(121,761)	(137,457)
Net cash used in financing activities	(795,221)	(985,392)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,136)	13,276
Net decrease in cash, cash equivalents, and restricted cash	(335,233)	(152,718)
Cash, cash equivalents, and restricted cash – beginning of period	1,283,781	1,361,417
Cash, cash equivalents, and restricted cash – end of period	$948,548	$1,208,699

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$931,992	$1,198,576
Restricted cash, current included in prepaid expenses and other current assets	16,556	10,123
Total cash, cash equivalents, and restricted cash	$948,548	$1,208,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZOOM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Summary of Business and Significant Accounting Policies
Description of Business
Zoom provides an AI-first, open work platform that enables a system of action for modern work, turning live collaboration into completed results and moving conversations to completion. Zoom enables customers to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more—all with the built-in assistance of Zoom AI. We were incorporated in the state of Delaware in April 2011, and are headquartered in San Jose, California.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected benefit period for deferred contract acquisition costs, the fair value of marketable securities and strategic investments, acquired intangible assets and goodwill, the valuation of deferred income tax assets and uncertain tax positions, and accruals and contingencies. Actual results could materially differ from those estimates.
Summary of Significant Accounting Policies
Our significant accounting policies are discussed in Note 1. “Summary of Business and Significant Accounting Policies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the six months ended July 31, 2026.
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
2.    Revenue Recognition
Disaggregation of Revenue
The following table summarizes revenue by region based on the billing address of customers:

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue

	(in thousands, except percentages)
Americas	$923,461	72.3%	$873,974	71.8%	$1,817,033	72.2%	$1,721,670	72.0%
Asia Pacific (“APAC”)	154,614	12.1	148,337	12.2	305,124	12.1	290,108	12.1
Europe, Middle East, and Africa (“EMEA”)	199,142	15.6	194,916	16.0	394,066	15.7	380,164	15.9
Total	$1,277,217	100.0%	$1,217,227	100.0%	$2,516,223	100.0%	$2,391,942	100.0%
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. The amount of unbilled accounts receivable included within accounts receivable, net was $88.4 million and $84.9 million as of July 31, 2026 and January 31, 2026, respectively.
Contract liabilities consist of deferred revenue. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. Revenue recognized from amounts included in deferred revenue at the beginning of each period totaled $681.2 million and $644.9 million for the three months ended July 31, 2026 and 2025, respectively, and $1,070.8 million and $1,015.2 million during the six months ended July 31, 2026 and 2025, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are monthly, annual, and multiyear, and we may bill for the full term in advance or on an annual, quarterly, or monthly basis, depending on the billing terms with customers. As of July 31, 2026, the aggregate amount of the transaction price allocated to our remaining performance obligations was $4,535.9 million, which consists of both billed consideration in the amount of $1,562.2 million and unbilled consideration in the amount of $2,973.7 million that we expect to recognize as revenue. We expect to recognize 57% of our remaining performance obligations as revenue over the next 12 months and the remainder thereafter.

3.    Investments
Marketable Securities
As of July 31, 2026 and January 31, 2026, our marketable securities consisted of the following:

	As of July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$2,676,187	$—	$(24,707)	$2,651,480
Agency bonds	928,486	13	(6,682)	921,817
Corporate and other debt securities	2,121,948	9	(10,448)	2,111,509
Treasury bills	114,957	8	(8)	114,957
Commercial paper	517,966	1	(1)	517,966
Marketable securities	$6,359,544	$31	$(41,846)	$6,317,729

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. government agency securities	$5,373,782	$11,094	$(989)	$5,383,887
Agency bonds	1,095,004	1,032	(565)	1,095,471
Treasury bills	64,671	5	(3)	64,673
Marketable securities	$6,533,457	$12,131	$(1,557)	$6,544,031
Unrealized losses for securities that have been in an unrealized loss position for less than 12 months were $41.8 million and $1.5 million as of July 31, 2026 and January 31, 2026, respectively. Unrealized losses for securities that have been in an unrealized loss position for 12 months or longer were de minimis as of both July 31, 2026 and January 31, 2026. We review the individual securities that have unrealized losses on a regular basis to evaluate whether any security has experienced, or is expected to experience, credit losses resulting in the decline in fair value. We evaluate, among other factors, whether we have the intention to sell any of these marketable securities and whether it is more likely than not that we will be required to sell any of them before recovery of the amortized cost basis. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended July 31, 2026 and 2025.
The following table presents the contractual maturities of our marketable securities as of July 31, 2026 and January 31, 2026:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Less than one year	$1,564,734	$3,168,258
Due in one to five years	4,752,995	3,375,773
Total	$6,317,729	$6,544,031

Strategic Investments
Strategic investments by type and measurement category as of July 31, 2026 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$3,657,514	$124,374	$3,781,888
Debt securities	3,988	—	—	3,988
Strategic investments	$3,988	$3,657,514	$124,374	$3,785,876
Strategic investments by type and measurement category as of January 31, 2026 were as follows:

	Measurement Category
	Fair Value	Measurement Alternative	Equity Method	Total

	(in thousands)
Equity securities	$—	$1,448,531	$126,112	$1,574,643
Debt securities	3,968	—	—	3,968
Strategic investments	$3,968	$1,448,531	$126,112	$1,578,611
During the six months ended July 31, 2026, we made an additional $300.9 million investment in preferred stock of Anthropic, PBC (“Anthropic”). During the three months ended July 31, 2026, we recorded unrealized gains of $1,612.7 million on our investment in Anthropic, based on valuation adjustments using information including Anthropic’s financing round announced on May 28, 2026. As of July 31, 2026, the carrying value of our preferred stock of Anthropic was $3,134.5 million.
During the six months ended July 31, 2026, we also invested $140.2 million in equity securities of other private companies developing AI products.
Based on the terms of these investments in privately-held securities, we determined that we do not have a controlling interest or the ability to exercise significant influence over the operating and financial policies of the investees. Therefore, these investments are accounted for under the measurement alternative method.
Unrealized gains recognized on investments accounted for under the measurement alternative, excluding Anthropic, were de minimis and $155.4 million for the three and six months ended July 31, 2026, respectively.

4.    Fair Value Measurements
Investments Measured at Fair Value on a Recurring Basis
The following tables present information about our financial instruments that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the key valuation inputs utilized to determine such fair value:

	As of July 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$427,186	$427,186	$—	$—
Treasury bills	9,987	—	9,987	—
Commercial paper	72,869	—	72,869	—
Corporate and other debt securities	3,077	—	3,077	—
Cash equivalents	513,119	427,186	85,933	—
U.S. government agency securities	2,651,480	—	2,651,480	—
Agency bonds	921,817	—	921,817	—
Corporate and other debt securities	2,111,509	—	2,111,509
Treasury bills	114,957	—	114,957	—
Commercial paper	517,966	—	517,966
Marketable securities	6,317,729	—	6,317,729	—
Privately held debt securities included in strategic investments	3,988	—	—	3,988
Total financial assets	$6,834,836	$427,186	$6,403,662	$3,988

	As of January 31, 2026
	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$724,236	$724,236	$—	$—
Treasury bills	16,876	—	16,876	—
Agency bonds	22,298	—	22,298	—
Cash equivalents	763,410	724,236	39,174	—
U.S. government agency securities	5,383,887	—	5,383,887	—
Agency bonds	1,095,471	—	1,095,471	—
Treasury bills	64,673	—	64,673	—
Marketable securities	6,544,031	—	6,544,031	—
Privately held debt securities included in strategic investments	3,968	—	—	3,968
Total financial assets	$7,311,409	$724,236	$6,583,205	$3,968
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
Investments Measured at Fair Value on a Nonrecurring Basis
Non-marketable equity securities accounted for under the measurement alternative are investments in privately held companies without readily determinable market values. The carrying value of these non-marketable equity securities is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or when the investment is determined to be impaired. Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy, and remeasurements due to impairment are classified within Level 3.
As of July 31, 2026, the carrying value of our non-marketable equity securities accounted for under the measurement alternative was $3,657.5 million, of which $3,142.4 million was remeasured at fair value during the three months ended July 31, 2026 and was primarily classified within Level 2 of the fair value hierarchy at the time of measurement.
5.    Business Combinations
Fiscal 2027 Business Combinations
Common Room, Inc.
On July 17, 2026, we acquired 100% of the issued and outstanding share capital of Common Room, Inc. (“Common Room”), a private company providing an AI-native go-to-market intelligence platform, for all-cash purchase consideration of $266.8 million. The acquisition expands Zoom Revenue Accelerator's capabilities by adding buyer intelligence, buying signals, and AI agents that power revenue workflows to help sales teams identify and engage prospective customers. The acquisition was accounted for as a business combination.
In allocating the purchase consideration for the acquisition, the following table summarizes the amounts attributed to goodwill, identifiable intangible assets, and other net assets acquired:

(in thousands)
Goodwill	$198,789
Identifiable intangible assets	43,800
Other net assets acquired	24,209
Total purchase consideration	$266,798
The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Uncertain tax positions are initially established in connection with the acquisition as of the acquisition date, and we continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(years)
Developed technology	$23,600	5.0
Customer relationships	17,100	5.0
Trade names	3,100	3.0
Identifiable intangible assets	$43,800
Intangible assets are amortized using the straight-line method over their respective estimated useful lives. Amortization of developed technology is recorded within cost of revenue, and amortization of customer relationships and trade names is recorded within sales and marketing expense in the consolidated statements of operations.
Transaction costs incurred in connection with this acquisition were immaterial. The results of operations of Common Room, which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations reflecting the acquisition of Common Room have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations.

Fiscal 2026 Business Combinations
BrightHire, Inc.
On December 1, 2025, we acquired 100% of the issued and outstanding share capital of BrightHire, Inc., a private company providing AI-powered interview intelligence and hiring automation, for all-cash purchase consideration of $98.0 million. The acquisition expands Zoom Workplace’s capabilities in recruiting and candidate engagement. The acquisition was accounted for as a business combination.
In allocating the purchase consideration for the acquisition, the following table summarizes the amounts attributed to goodwill, identifiable intangible assets, and other net assets acquired:

(in thousands)
Goodwill	$73,657
Identifiable intangible assets	19,900
Other net assets acquired	4,397
Total purchase consideration	$97,955
The goodwill amount represents synergies related to our existing products expected to be realized from the acquisition and assembled workforce. The associated goodwill is not deductible for tax purposes. The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Uncertain tax positions are initially established in connection with the acquisition as of the acquisition date, and we continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period.
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
6.    Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded for invoiced amounts and amounts for which revenue has been recognized, but not invoiced, net of allowances. Our short-term accounts receivable consists of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Accounts receivable, gross	$551,383	$515,687
Less: allowance for credit losses	(13,865)	(14,373)
Less: allowance for returns	(4,560)	(3,975)
Accounts receivable, net	$532,958	$497,339
The following table is a rollforward of our allowance for credit losses for the six months ended July 31, 2026 and 2025:

	2026	2025
	(in thousands)
Balance as of January 31	$14,373	$17,262
Provision for credit losses	4,960	9,637
Write-offs	(5,468)	(8,912)
Balance as of July 31	$13,865	$17,987
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Prepaid expenses	$161,578	$203,443
Restricted cash	16,556	10,904
Other	15,554	20,509
Prepaid expenses and other current assets	$193,688	$234,856
Property and Equipment, Net
Property and equipment consisted of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Servers	$394,574	$386,702
Software	185,635	157,347
Computer and office equipment	46,464	45,944
Leasehold improvements	54,314	57,761
Furniture and fixtures	5,169	5,706
Property and equipment, gross	686,156	653,460
Less: accumulated depreciation and amortization	(431,451)	(388,935)
Property and equipment, net	$254,705	$264,525
Depreciation and amortization expense was $27.3 million and $28.9 million for the three months ended July 31, 2026 and 2025, respectively, and $55.6 million and $60.9 million for the six months ended July 31, 2026 and 2025, respectively.

Other Assets, Noncurrent
Other assets, noncurrent consisted of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Accounts receivable, noncurrent	$2,002	$2,375
Intangible assets subject to amortization, net	80,331	45,997
Indefinite-lived intangible assets	25,763	25,239
Prepaid expenses, noncurrent	26,670	35,000
Income tax receivable, noncurrent	35,576	24,276
Other	10,234	11,446
Other assets, noncurrent	$180,576	$144,333
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Accrued expenses	$179,700	$192,478
Accrued compensation and benefits	169,663	206,367
Income tax liabilities	50,020	18,947
Sales and other non-income tax liabilities	40,638	41,919
Customer deposit liabilities	60,120	56,734
Operating lease liabilities, current	26,932	27,765
Other	30,488	37,563
Accrued expenses and other current liabilities	$557,561	$581,773
Other Liabilities, Noncurrent
Other liabilities, noncurrent consisted of the following:

	As of
	July 31, 2026	January 31, 2026

	(in thousands)
Sales and other non-income tax liabilities	$37,763	$40,184
Long-term income tax liabilities	69,495	62,771
Other	7,099	6,108
Other liabilities, noncurrent	$114,357	$109,063
7.    Commitments and Contingencies
Non-cancelable Purchase Obligations
During the six months ended July 31, 2026, there have been no material changes to our outstanding non-cancelable purchase obligations from those disclosed in Note 9. “Commitments and Contingencies” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026 filed with the SEC on February 27, 2026.

Legal Proceedings
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for Eastern District of New York (“EDNY”), which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”) and the SEC. Both subpoenas sought documents and information relating to various security, data protection and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena sought information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We have fully cooperated with all of these investigations and have conducted our own thorough internal investigation. During the fiscal year ended January 31, 2025, we recorded an $18.0 million accrual with respect to a tentative settlement offer for the SEC matter. On July 30, 2025, the SEC informed us that their investigation has concluded and they do not intend to recommend an enforcement action. As a result, during the three months ended July 31, 2025, we reversed the $18.0 million previously accrued. On August 17, 2026, the NDCA informed us that their investigation has concluded and they do not intend to take any further action. The EDNY investigation is ongoing, and a negative outcome in this matter could cause us to incur substantial fines, penalties, or other financial exposure, as well as reputational harm. We do not know when the EDNY matter will be completed, which facts we will ultimately discover as a result of the investigations, or what actions the government may or may not take. We are unable to predict the ultimate outcome of the EDNY matter and are unable to reasonably estimate any range of possible loss for this matter.
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
Stock Repurchase Program
In May 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, under our existing repurchase program, bringing the total amount authorized since February 2024 to $4.7 billion. Repurchases of our Class A common stock may be effected from time to time, either on the open market (including preset trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The repurchase program, which has no expiration date, does not obligate us to repurchase any specific number of shares and may be discontinued at any time.
During the three and six months ended July 31, 2026, we repurchased and subsequently retired 3,740,213 and 7,909,421 shares of our Class A common stock, respectively, for an aggregate amount of $351.9 million and $713.5 million, respectively. As of July 31, 2026, $1.3 billion of the repurchase authorization remained available.
Equity Incentive Plans
We have two equity incentive plans: the 2011 Global Share Plan (“2011 Plan”) and the 2019 Equity Incentive Plan (“2019 Plan”). All shares that remain available for future grants are under the 2019 Plan.

Stock Options
A summary of stock option activity under our equity incentive plan and related information is as follows:

	Stock Options
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, life, and per share data)
Balance as of January 31, 2026	1,542,753	$11.81	2.2	$124,080
Exercised	(347,510)	$4.47		$28,751
Canceled/forfeited/expired	—	$—
Outstanding and exercisable as of July 31, 2026	1,195,243	$13.94	2.0	$98,159
As of July 31, 2026, all options have vested and there is no unrecognized stock-based compensation expense remaining.
Restricted Stock Units
A summary of RSU activity under our equity incentive plan and related information is as follows:

	RSUs
	RSUs	Weighted- Average Grant Date Fair Value Per Share
Unvested as of January 31, 2026	20,106,305	$75.51
Granted	5,970,091	$84.20
Vested	(4,995,895)	$75.40
Canceled/forfeited	(1,313,209)	$76.74
Unvested as of July 31, 2026	19,767,292	$78.08
As of July 31, 2026, unrecognized stock-based compensation expense related to RSUs was $1,440.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.
2019 Employee Stock Purchase Plan
In April 2019, we adopted the 2019 Employee Stock Purchase Plan (“ESPP”). As of July 31, 2026, unrecognized stock-based compensation expense related to the ESPP was $54.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock-Based Compensation
The stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$20,272	$24,222	$41,235	$51,649
Research and development	74,566	70,476	145,592	143,412
Sales and marketing	57,561	63,094	115,600	131,527
General and administrative	27,385	30,907	56,310	63,680
Total stock-based compensation expense	$179,784	$188,699	$358,737	$390,268
Benefit from income taxes	(32,877)	(35,067)	(66,574)	(73,228)
Total stock-based compensation expense recorded to net income	$146,907	$153,632	$292,163	$317,040
9.    Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date ordinary income and adjust the provision for discrete tax items recorded in the period. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision.
The following table provides details of the provision for income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands, except percentages)
Income before provision for income taxes	$1,994,967	$448,162	$2,526,587	$763,927
Provision for income taxes	452,522	89,570	558,465	150,732
Effective tax rate	22.7%	20.0%	22.1%	19.7%
The year-over-year change in effective tax rate for the three and six months ended July 31, 2026 was primarily driven by changes in income before taxes and changes in tax shortfalls and tax benefits related to stock-based compensation. For both the three and six months ended July 31, 2026 and 2025, the effective tax rate differed from the U.S. federal statutory rate due primarily to the foreign-derived deduction eligible income, tax benefits related to stock-based compensation, and research credits offset by tax shortfalls on stock-based compensation, state income taxes, and other compensation-related permanent differences.

10.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income, basic	$1,391,787	$150,658	$316,729	$41,863	$1,776,153	$191,969	$534,869	$78,326
Reallocation of net income	(1,901)	1,901	(1,123)	1,123	(3,409)	3,409	(1,740)	1,740
Net income, diluted	$1,389,886	$152,559	$315,606	$42,986	$1,772,744	$195,378	$533,129	$80,066
Denominator:
Weighted-average shares used in computing net income per share, basic	264,272,327	28,606,911	266,548,290	35,230,824	265,042,232	28,646,146	264,605,839	38,748,996
Weighted-average shares used in computing net income per share, diluted	270,099,315	29,647,027	271,276,534	36,947,838	270,237,744	29,783,543	269,970,487	40,544,582
Net income per share, basic	$5.27	$5.27	$1.19	$1.19	$6.70	$6.70	$2.02	$2.02
Net income per share, diluted	$5.15	$5.15	$1.16	$1.16	$6.56	$6.56	$1.97	$1.97
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented, because including them would have been anti-dilutive, are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs	3,694	—	1,390,763	—	5,285	—	1,826,669	—
Purchase rights committed under the ESPP	1,773,227	—	381,788	—	1,061,745	—	296,776	—
Outstanding stock options	—	—	87,993	—	38,212	—	89,815	—
Total	1,776,921	—	1,860,544	—	1,105,242	—	2,213,260	—
The table above does not include 164,192 shares of issued Class A common stock held by us as of July 31, 2026 and 2025 that are reserved for the sole purpose of being transferred to nonprofit organizations.
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
The following table summarizes the significant segment expenses regularly provided to the CODM as well as other segment items:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue	$1,277,217	$1,217,227	$2,516,223	$2,391,942

Adjusted cost of revenue (1)	267,272	245,413	516,070	490,044
Adjusted research and development (1)	165,706	133,797	318,818	260,876
Adjusted sales and marketing (1)	267,081	271,648	532,321	543,447
Adjusted general and administrative (1)	66,881	63,143	130,018	127,023
Stock-based compensation expense	179,784	188,699	358,737	390,268
Interest income	(68,635)	(81,159)	(138,918)	(162,940)
Other segment items (2)	(1,595,839)	(52,476)	(1,727,410)	(20,703)
Provision for income taxes	452,522	89,570	558,465	150,732
Segment net income	1,542,445	358,592	1,968,122	613,195
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,542,445	$358,592	$1,968,122	$613,195
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

Overview
Zoom is redefining modern work as a system of action, turning live collaboration into completed results and moving conversations to completion. From entrepreneurs to global enterprises, customers choose Zoom to seamlessly collaborate, communicate, and drive outcomes across meetings, chat, phone, contact center, events, and more—all with the built-in assistance of Zoom AI. Our culture of delivering happiness, grounded in our core value of care, is fundamental to everything we do at Zoom.
Our system of action for modern work bridges work both inside and outside the organization, connecting horizontal and vertical workflows, driving outcomes for customers, turning seamless communication into action across sales, marketing and customer experience to drive business value, all powered by Zoom AI.
AI is core to Zoom’s product innovation. We continue to advance our AI capabilities, focusing on three priorities that bring our system of action to life: elevating Zoom Workplace with AI, driving growth of new AI products, and scaling AI-first customer experience. Zoom AI is embedded directly into Zoom products to empower workers to increase productivity and drive business value. Our federated approach to AI enables the use of multiple third-party and open-source large language models (“LLMs”), including models that we have fine-tuned or adapted, alongside Zoom’s small language models (“SLMs”), to complete tasks for users. Zoom’s federated approach allows its platform architecture to dynamically select from multiple AI models, including those from OpenAI, Anthropic, and NVIDIA, making AI accessible and affordable so more people can incorporate it into their day-to-day workflows. As part of our continued innovation, Zoom recently introduced ZoomMate, a next-generation product that connects live conversational context to agentic search, workflow execution, custom agents, and AI content creation.
Zoom Workplace brings together Zoom’s core communication and productivity tools—including Zoom Meetings, Zoom Phone, Zoom Team Chat, Zoom Canvas, Zoom Whiteboard, and Workvivo—to support collaboration within large enterprises to small and medium businesses. Zoom Customer Experience (“Zoom CX”) supports customer engagement across the customer lifecycle through Zoom Contact Center and Zoom Virtual Agent for customer service teams. For other verticals, Zoom offers solutions such as Zoom Revenue Accelerator and Common Room for sales teams, Zoom Events and Zoom Webinars for marketing teams, and BrightHire for human resources.
We believe we are well-positioned as AI technology continues to advance. We are enhancing our agentic AI capabilities throughout the platform to continue delivering business value to customers, with the recent introduction of ZoomMate, Zoom AI Productivity Suite, and My Notes, among other capabilities. In line with our commitment to responsible AI, Zoom does not use customer audio, video, chat, screen sharing, attachments, or other communications (such as poll results, whiteboard, and reactions) to train Zoom’s or third-party AI models.
Trust is a cornerstone of the Zoom platform. We equip users with a comprehensive set of tools designed to make their interactions safe, secure, and private. We believe that strong security should never compromise a great user experience. Zoom’s platform prioritizes security and privacy, with 20 co-located data centers globally and robust encryption options. We are committed to safeguarding our customers' data.
We derive our revenue primarily from subscription agreements with customers for access to our AI-first, open work platform, which was $1,277.2 million and $1,217.2 million for the three months ended July 31, 2026 and 2025, respectively, representing period-over-period growth of 4.9%. We generated net income of $1,542.4 million and $358.6 million for the three months ended July 31, 2026 and 2025, respectively. Our revenue was $2,516.2 million and $2,391.9 million for the six months ended July 31, 2026 and 2025, respectively, representing period-over-period growth of 5.2%. We generated net income of $1,968.1 million and $613.2 million for the six months ended July 31, 2026 and 2025, respectively. Net cash provided by operating activities was $1,016.4 million and $1,005.2 million for the six months ended July 31, 2026 and 2025, respectively.
Macroeconomic Conditions and Other Factors
The macroeconomic environment, including ongoing geopolitical uncertainties, evolving monetary policy, energy market volatility, and foreign currency exchange rate fluctuations, has created and may continue to create uncertainty in demand for subscriptions to our AI-first, open work platform. Geopolitical developments and broader regional conflicts have contributed to elevated energy prices and heightened volatility in financial markets, which may influence inflation expectations, corporate cost structures, and global growth prospects. Although headline inflation in many major economies has moderated relative to prior years, cost pressures remain uneven across regions, and interest rates remain elevated relative to recent historical levels. The combined effects of interest rates, policy actions, and slower global growth conditions continue to influence corporate spending patterns. These dynamics, together with shifts in customers’ internal priorities, including budget realignment and evolving investment focus, have contributed to variability in sales cycles and continued caution in enterprise spending decisions, potentially affecting customer upsell, downsell, or renewal activity.
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
Key Business Metrics and Factors Affecting Our Performance
We review the following key business metrics and strategic factors to measure our performance, identify trends, formulate financial projections, and make strategic decisions, including evaluating our ability to grow the number of customers who use our AI-first, open work platform. Our operating results and growth prospects will depend, in part, on our ability to attract new customers. While we believe there is a significant market opportunity for our products and services, it is difficult to predict customer adoption rates, the future growth rate, or the size of the market for our platform.
Large Enterprise Customers - Customers Contributing More Than $100,000 of Trailing 12 Months Revenue
We focus on growing the number of customers that contribute more than $100,000 of trailing 12 months revenue as it is a measure of our ability to scale with our customers and attract larger organizations to Zoom. Revenue from these customers represented 33.4% and 32.2% of total revenue for the three months ended July 31, 2026 and 2025, respectively, and 33.2% and 32.2% of total revenue for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and 2025, we had 4,625 and 4,274 customers, respectively, that contributed more than $100,000 of trailing 12 months revenue, demonstrating our increasing penetration of larger organizations. These customers are a subset of Enterprise customers.
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
We quantify our expansion across existing Enterprise customers through our net dollar expansion rate. We define Enterprise customers as distinct business units who have been engaged by either our direct sales team, resellers, or strategic partners. Revenue from Enterprise customers represented 61.7% and 60.0% of total revenue for the three months ended July 31, 2026 and 2025, respectively, and 61.3% and 60.0% of total revenue for the six months ended July 31, 2026 and 2025, respectively. Our net dollar expansion rate includes the increase in user adoption within our Enterprise customers, as our subscription revenue is primarily driven by the number of paid licenses within a customer and the purchase of additional products, and compares our subscription revenue from the same set of Enterprise customers across comparable periods. We calculate net dollar expansion rate as of a period end by starting with the annual recurring revenue (“ARR”) from all Enterprise customers as of 12 months prior (“Prior Period ARR”). We define ARR as the annualized revenue run rate of subscription agreements from all customers at a point in time. We calculate ARR by taking the monthly recurring revenue (“MRR”) and multiplying it by 12. MRR is defined as the recurring revenue run-rate of subscription agreements from all Enterprise customers for the last month of the period, including revenue from monthly subscribers who have not provided any indication that they intend to cancel their subscriptions. We then calculate the ARR from these Enterprise customers as of the current period end (“Current Period ARR”), which includes any upsells, contractions, and attrition. We divide the Current Period ARR by the Prior Period ARR to arrive at the net dollar expansion rate. For the trailing 12 months calculation, we take an average of the net dollar expansion rate over the trailing 12 months. Our net dollar expansion rate may fluctuate as a result of a number of factors, including the level of penetration within our Enterprise customer base, expansion of products and features, and our ability to retain our Enterprise customers. Our trailing 12-month net dollar expansion rate for Enterprise customers was 99% and 98% as of July 31, 2026 and 2025, respectively.

Retention of Online Customers - Average Monthly Churn Rate & Percentage of MRR from ≥16-Month Customers
In addition to Enterprise customers, we also have a significant number of customers who subscribe to our services directly through our website (“Online customers” or “Online business”). Online customers represent a diverse customer base, ranging from individual consumers to small and medium-sized businesses. We continue to focus on acquisition and retention of our Online customer base through various strategies to improve the features and functionalities of our products and services. Revenue from Online customers represented 38.3% and 40.0% of total revenue for the three months ended July 31, 2026 and 2025, respectively, and 38.7% and 40.0% of total revenue for the six months ended July 31, 2026 and 2025, respectively. Our ability to retain these Online customers will have an impact on our future revenue. The online monthly average churn for our Online customers was 2.9% per month for both the three months ended July 31, 2026 and 2025, and 3.0% and 2.9% per month for the six months ended July 31, 2026 and 2025, respectively. One of the dynamics in the Online portion of the business is the MRR contribution from customers who have retained Zoom services for a certain portion of time as these customers tend to maintain their subscriptions and contribute meaningfully to the Online business. As of July 31, 2026 and 2025, the percentage of total Online MRR from Online customers with a continuous term of service of at least 16 months was 75.6% and 74.9%, respectively.
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
Innovation and Expansion of Our Platform
We continue to invest and enhance the capabilities of our system of action for modern work, focused on expanding agentic AI skills, agents, and models to drive business value.
During the current quarter, we introduced a series of new products and enhancements across our platform. These included ZoomMate, an AI-powered teammate that connects meetings, messages, and workflows to help users move seamlessly from conversation to completion while retaining context across Zoom and integrated systems; the AI Productivity Suite, which introduces Canvas, Slides, Sheets, and Paper to transform meeting insights into actionable deliverables; agentic agents, which allow users to create and deploy custom AI agents within ZoomMate for support, scheduling, and automation; Zoom AI On-Prem, for organizations that need to run Zoom's AI capabilities within their own infrastructure; and a voice translator, which provides live speech‑to‑speech translation in Meetings so participants can hear real‑time translated audio. These offerings expand our agentic AI capabilities across collaboration, customer support, and industry-specific workflows through new integrations and platform enhancements.
In July 2026, we acquired Common Room, an AI-native go-to-market intelligence platform that unifies fragmented buyer signals and first-party customer data into person-level buyer intelligence, activated through AI agents for revenue teams. With the acquisition, we extend Zoom Revenue Accelerator upstream of the sales conversation, combining Common Room's buyer intelligence with the conversation data and insights Zoom already captures, further advancing our strategy to become a system of action for revenue teams.
Zoom is an open platform, and third-party developers are a key component of our strategy for platform innovation, making it easier for customers and developers to extend our product portfolio with new functionalities. We believe that as more developers and other third parties use our platform to integrate major third-party applications, we will become the ubiquitous platform for modern work as a system of action, turning live collaboration into completed results and moving conversations to completion. We will need to expend additional resources to continue introducing new products, features, and AI functionality, and supporting the efforts of third parties to enhance the value of our platform with their own applications.

International Opportunities
Our AI-first, open work platform is a system of action for modern work that addresses the communications and collaboration needs of users worldwide, and international expansion remains a meaningful component of our long-term growth strategy. Our revenue outside of the Americas (APAC and EMEA) represented 27.7% and 28.2% of our total revenue for the three months ended July 31, 2026 and 2025, respectively, and 27.8% and 28.0% of our total revenue for the six months ended July 31, 2026 and 2025, respectively. We use strategic partners and resellers to sell in certain international markets where we have limited or no direct sales presence. While we believe global demand for our platform will continue to increase as international market awareness of Zoom grows, our ability to conduct our operations internationally will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets.
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
The following table presents a summary of our cash flows for the periods presented and a reconciliation of FCF to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,016,361	$1,005,201
Less: purchases of property and equipment	(43,466)	(33,876)
Free cash flow (non-GAAP)	$972,895	$971,325
Net cash used in investing activities	$(554,237)	$(185,803)
Net cash used in financing activities	$(795,221)	$(985,392)
Components of Results of Operations
Revenue
We derive our revenue primarily from subscription agreements with customers for access to our AI-first, open work platform. We also provide services, which include professional services, consulting services, and online event hosting, which are generally considered distinct from the access to our AI-first, open work platform. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these services over the contract term, which can include a free period discount.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of revenue for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue	$1,277,217	$1,217,227	$2,516,223	$2,391,942
Cost of revenue (1)	291,722	273,165	566,009	551,567
Gross profit	985,495	944,062	1,950,214	1,840,375
Operating expenses:
Research and development (1)	242,497	206,447	470,423	411,863
Sales and marketing (1)	330,521	338,995	660,571	685,965
General and administrative (1)	98,161	76,885	194,431	179,220
Total operating expenses	671,179	622,327	1,325,425	1,277,048
Income from operations	314,316	321,735	624,789	563,327
Gains on strategic investments, net	1,614,203	45,056	1,766,500	31,437
Other income, net	66,448	81,371	135,298	169,163
Income before provision for income taxes	1,994,967	448,162	2,526,587	763,927
Provision for income taxes	452,522	89,570	558,465	150,732
Net income	$1,542,445	$358,592	$1,968,122	$613,195

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$20,272	$24,222	$41,235	$51,649
Research and development	74,566	70,476	145,592	143,412
Sales and marketing	57,561	63,094	115,600	131,527
General and administrative	27,385	30,907	56,310	63,680
Total stock-based compensation expense	$179,784	$188,699	$358,737	$390,268

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.8	22.4	22.5	23.1
Gross profit	77.2	77.6	77.5	76.9
Operating expenses:
Research and development	19.0	17.0	18.7	17.2
Sales and marketing	25.9	27.8	26.3	28.7
General and administrative	7.7	6.4	7.7	7.4
Total operating expenses	52.6	51.2	52.7	53.3
Income from operations	24.6	26.4	24.8	23.6
Gains on strategic investments, net	126.4	3.7	70.2	1.3
Other income, net	5.2	6.7	5.4	7.1
Income before provision for income taxes	156.2	36.9	100.4	31.9
Provision for income taxes	35.4	7.4	22.2	6.3
Net income	120.8%	29.5%	78.2%	25.6%

Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Revenue	$1,277,217	$1,217,227	4.9%
Revenue for the three months ended July 31, 2026 increased by $60.0 million, or 4.9%, compared to the three months ended July 31, 2025. The increase was driven by 7.8% growth in revenue from Enterprise customers, of which 42.3% and 57.7% was from new and existing customers, respectively, and by a 0.6% increase in revenue from Online customers.
Cost of Revenue

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Cost of revenue	$291,722	$273,165	6.8%
Gross profit	985,495	944,062	4.4%
Gross margin	77.2%	77.6%
Cost of revenue for the three months ended July 31, 2026 increased by $18.6 million, or 6.8%, compared to the three months ended July 31, 2025. The increase was primarily due to a $24.4 million increase in third-party hosting costs, primarily driven by increased platform usage, including growth in AI-related consumption from the launch of new products, partially offset by a $7.5 million decrease in co-located data center costs primarily driven by data center optimization and cost reduction efforts, and a $3.9 million reduction in stock-based compensation resulting from changes in our equity program.
Gross margin decreased to 77.2% for the three months ended July 31, 2026, from 77.6% for the three months ended July 31, 2025. The decrease in gross margin was mainly driven by the increase in third-party hosting costs discussed above.
Operating Expenses
Research and Development

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Research and development	$242,497	$206,447	17.5%
Research and development expense for the three months ended July 31, 2026 increased by $36.1 million, or 17.5%, compared to the three months ended July 31, 2025, driven by continued investments in AI innovation. This included a $23.7 million increase in personnel-related expenses and a $4.1 million increase in stock-based compensation, both from higher headcount, as well as a $5.4 million increase in AI-related expenses, reflecting higher AI-related consumption and development activity.
Sales and Marketing

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Sales and marketing	$330,521	$338,995	(2.5)%
Sales and marketing expense for the three months ended July 31, 2026 decreased by $8.5 million, or 2.5%, compared to the three months ended July 31, 2025. The decrease was primarily driven by a $15.9 million decrease in commissions expense, which includes both internal and external costs, from the change in the amortization period for deferred contract acquisition costs from three years to five years, effective January 31, 2026, and a $5.5 million decrease in stock-based compensation due to changes in our equity program. These decreases were partially offset by a $8.3 million increase in personnel-related expenses and continued investments supporting customer acquisition, retention, and expansion initiatives.
General and Administrative

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
General and administrative	$98,161	$76,885	27.7%
General and administrative expense for the three months ended July 31, 2026 increased by $21.3 million, or 27.7%, compared to the three months ended July 31, 2025. The increase was primarily driven by the absence of the $18.0 million prior-year favorable impact from the reversal of an SEC investigation accrual.
Gains on Strategic Investments, Net

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Gains on strategic investments, net	$1,614,203	$45,056	NM(1)
(1) NM — Not meaningful. Percentage changes are not presented when the calculation is not meaningful or would not provide useful information.
The increase in gains on strategic investments, net during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily due to a $1,612.7 million increase in the fair value of our Anthropic investment.
Other Income, Net

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Other income, net	$66,448	$81,371	(18.3)%
Other income, net for the three months ended July 31, 2026 decreased by $14.9 million, or 18.3%, compared to the three months ended July 31, 2025. The decrease was primarily driven by a $12.5 million decrease in interest income from cash and marketable securities due to lower interest rates and investment balances, and a $2.1 million unfavorable impact from changes in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Provision for income taxes	$452,522	$89,570	NM
Provision for income taxes for the three months ended July 31, 2026 increased by $363.0 million compared to the three months ended July 31, 2025. The year-over-year change was primarily due to an increase in income before taxes, driven by the unrealized gain on our Anthropic investment, partially offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.

Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Revenue	$2,516,223	$2,391,942	5.2%
Revenue for the six months ended July 31, 2026 increased by $124.3 million, or 5.2%, compared to the six months ended July 31, 2025. The increase in revenue was driven by a 7.5% growth in revenue from Enterprise customers, of which 37.5% and 62.5% was from new and existing customers, respectively, and by a 1.7% increase in revenue from Online customers.
Cost of Revenue

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Cost of revenue	$566,009	$551,567	2.6%
Gross profit	$1,950,214	$1,840,375	6.0%
Gross margin	77.5%	76.9%
Cost of revenue for the six months ended July 31, 2026 increased by $14.4 million, or 2.6%, compared to the six months ended July 31, 2025. The increase was primarily due to a $34.4 million increase in third-party hosting costs, primarily driven by increased platform usage, including growth in AI-related consumption from the launch of new products, partially offset by a $14.7 million decrease in co-located data center costs primarily driven by data center optimization and cost reduction efforts, and a $10.4 million decrease in stock-based compensation resulting from changes in our equity program.
Gross margin increased to 77.5% for the six months ended July 31, 2026 from 76.9% for the six months ended July 31, 2025. The increase in gross margin was mainly driven by the decrease in stock-based compensation as well as other operational efficiencies.
Operating Expenses
Research and Development

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Research and development	$470,423	$411,863	14.2%
Research and development expense for the six months ended July 31, 2026 increased by $58.6 million, or 14.2%, compared to the six months ended July 31, 2025, driven by continued investments in AI innovation. This included a $43.4 million increase in personnel-related expenses and a $2.2 million increase in stock-based compensation, both from higher headcount, as well as a $9.8 million increase in AI-related expenses, reflecting higher AI-related consumption and development activity.
Sales and Marketing

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Sales and marketing	$660,571	$685,965	(3.7)%
Sales and marketing expense for the six months ended July 31, 2026 decreased by $25.4 million, or 3.7%, compared to the six months ended July 31, 2025. The decrease in sales and marketing expense was mainly driven by a $37.9 million decrease in commissions expense, which includes both internal and external costs, from the change in the amortization period for deferred contract acquisition costs from three years to five years, effective January 31, 2026, and a $15.9 million decrease in stock-based compensation due to changes in our equity program. These decreases were partially offset by a $15.5 million increase in personnel-related expenses and continued investments supporting customer acquisition, retention, and expansion initiatives.
General and Administrative

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
General and administrative	$194,431	$179,220	8.5%
General and administrative expense for the six months ended July 31, 2026 increased by $15.2 million, or 8.5%, compared to the six months ended July 31, 2025. The increase was primarily driven by the absence of the $18.0 million prior-year favorable impact from the reversal of an SEC investigation accrual.
Gains on Strategic Investments, Net

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Gains on strategic investments, net	$1,766,500	$31,437	NM
The increase in gains on strategic investments, net during the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to a $1,612.7 million increase in the fair value of our Anthropic investment.
Other Income, Net

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Other income, net	$135,298	$169,163	(20.0)%
Other income, net for the six months ended July 31, 2026 decreased by $33.9 million, or 20.0%, compared to the six months ended July 31, 2025. The decrease was primarily due to a $24.0 million decrease in interest income from cash and marketable securities due to lower interest rates and investment balances, and a $9.1 million unfavorable impact from changes in foreign currency exchange rates.
Provision for Income Taxes

	Six Months Ended July 31,
	2026	2025	% Change

	(in thousands)
Provision for income taxes	$558,465	$150,732	NM
Provision for income taxes for the six months ended July 31, 2026 increased by $407.7 million compared to the six months ended July 31, 2025. The year-over-year change was due primarily to an increase in income before taxes, driven by the unrealized gain on our Anthropic investment, offset by a decrease in tax shortfalls and increase in tax benefits related to stock-based compensation.
Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $7.2 billion, which were held for working capital purposes and for investment in growth opportunities. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$1,016,361	$1,005,201
Net cash used in investing activities	$(554,237)	$(185,803)
Net cash used in financing activities	$(795,221)	$(985,392)
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
Net cash provided by operating activities was $1,016.4 million for the six months ended July 31, 2026, compared to $1,005.2 million for the six months ended July 31, 2025. The increase in operating cash flow was mainly due to higher collections driven by revenue growth, partially offset by higher vendor payments, primarily driven by an increase in cost of revenue.
Investing Activities
Net cash used in investing activities of $554.2 million for the six months ended July 31, 2026 was primarily driven by purchases of strategic investments of $441.1 million, which included an additional $300.9 million investment in preferred stock of Anthropic, cash paid for acquisitions, net of cash acquired, of $248.7 million, and purchases of property and equipment of $43.5 million, partially offset by net maturities of marketable securities of $179.2 million.
Net cash used in investing activities of $185.8 million for the six months ended July 31, 2025 was primarily due to net purchases of marketable securities of $126.4 million, purchases of property and equipment of $33.9 million, and purchases of strategic investments of $27.5 million.

Financing Activities
Net cash used in financing activities of $795.2 million for the six months ended July 31, 2026 was primarily due to cash paid for repurchases of common stock of $722.2 million and taxes paid related to net share settlement of equity awards of $121.8 million, partially offset by proceeds from the issuance of common stock under our ESPP of $40.9 million and proceeds from employee equity transactions to be remitted to employees and tax authorities, net, of $6.3 million.
Net cash used in financing activities of $985.4 million for the six months ended July 31, 2025 was primarily due to cash paid for repurchases of common stock of $883.3 million and taxes paid related to net share settlement of equity awards of $137.5 million, partially offset by proceeds from the issuance of common stock under our ESPP of $36.1 million.
Stock Repurchase Program
In May 2026, our Board of Directors authorized the repurchase of an additional $1.0 billion of our outstanding Class A common stock, under our existing repurchase program, bringing the total amount authorized since February 2024 to $4.7 billion. Repurchases of our Class A common stock may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.
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
During the three and six months ended July 31, 2026, we repurchased and subsequently retired 3,740,213 and 7,909,421 shares of our Class A common stock, respectively, for an aggregate amount of $351.9 million and $713.5 million, respectively. As of July 31, 2026, $1.3 billion of the repurchase authorization remained available.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Exchange Risk
The majority of our cash generated from revenue is denominated in U.S. dollars, with a portion in amounts denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, China, Europe, and Singapore. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the six months ended July 31, 2026 and 2025, 20.5% and 19.6% of our revenue, respectively, and 17.0% and 17.5% of our expenses, respectively, were denominated in currencies other than the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2026 and 2025. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
We had cash and cash equivalents of $932.0 million and marketable securities of $6,317.7 million as of July 31, 2026. Cash and cash equivalents consist of bank deposits, money market funds, high-grade commercial paper, and agency bonds. Our marketable securities generally consist of high-grade commercial paper, agency bonds, corporate and other debt securities, U.S. government agency securities, and treasury bills. The cash and cash equivalents and marketable securities are held for working capital purposes. These interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended July 31, 2026 and 2025.
Equity Investment Risk
As of July 31, 2026, our privately held equity and debt securities totaled $3,785.9 million, of which $3,134.5 million relates to our investment in preferred stock of Anthropic. The majority of our investments in privately held equity securities is accounted for under the measurement alternative and are adjusted for observable price changes or impairments. Valuations of private companies are inherently more complex due to the lack of readily available market data; as such, we believe that providing market sensitivities is not practicable. Changes in the valuation of these investments due to future market conditions could result in material gains or losses in our consolidated financial statements.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is primarily subscription based, and customers are not obligated to, and may choose not to, renew their subscriptions after their existing subscriptions expire. Customers may also terminate or reduce the size of their existing subscriptions. As a result, we cannot provide assurance that customers will renew their subscriptions utilizing the same tier of plan, upgrade to a higher-priced tier, or purchase additional products, if they renew at all. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as the composition of our customer base dissatisfaction with our products and support, a customer no longer having a need for our products, a belief that a competitor’s product is better, more secure, or less expensive than our products and platform, or our introduction of consumption-based pricing models for our AI offerings, which may result in customers reducing usage or forgoing renewals. Renewals are also impacted by reductions in customer information technology spending budgets or a decision by the customer to consolidate their spending budgets on one of our competitor’s platforms, both of which are more likely to occur during periods of high inflation or recessionary or uncertain economic environments. We must continually add new customers and licenses to grow our business and to replace customers and licenses who choose not to continue to use our platform. Finally, any decrease in user satisfaction with our products or support would harm our brand, word-of-mouth referrals, and ability to grow.
We encourage customers to purchase additional products and encourage users of our free offering to upgrade to one of our paid offerings by recommending additional features and through in-product prompts and notifications. However, free users may never upgrade to one of our paid offerings. Additionally, we offer certain products through a consumption-based model and may increase the number of products offered on this basis, which may make it more difficult to optimize our subscription pricing, predict renewals and accurately forecast revenue. We also seek to expand within organizations by adding new licenses, having workplaces purchase additional products, or expanding the use of our platform into other teams and departments within an organization. If we fail to upsell our customers or upgrade free users to one of our paid offerings or expand the number of licenses within organizations, our business would be harmed.
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

We primarily generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for communications and collaboration technologies in general would harm our business.
We primarily generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of communications and collaboration technologies in general, and our platform in particular, is critical to our future growth and success. If the communications and collaboration technologies market fails to grow, or grows more slowly than we currently anticipate, demand for our platform could be negatively affected.
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
•pricing and evolving pricing models.
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
We use generative AI including in our products and services, which may result in operational challenges, costs, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
We use generative AI processes and algorithms, including by deploying generative AI features in our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative and agentic AI at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI algorithms use machine learning (“ML”) and predictive analytics which may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, adversely impact the rights of individuals, affect our reputation or brand, and negatively affect our financial results. Additionally, we rely on third parties and third party models for certain AI solutions, including for features of our products, and such third parties could cease to provide us those solutions and features (or not provide them on acceptable terms), experience interruptions, or cease operating, become subject to regulatory restrictions, or suffer negative impacts to their reputations. Our use of or reliance on such third parties and third party models could result in the disruption of certain of our products or services or in our operations, affect our reputation or brand, impose additional regulatory risks and scrutiny, and negatively affect our financial results. We could also face claims from third parties claiming infringement of their intellectual property or other proprietary rights with respect to materials used or created by generative or agentic AI tools or features that we believed to be available for use and not subject to such rights. The investment required to bring AI features to market and the costs associated with providing these features to our customers may be significant, and we may be unable to recover these costs if customers and users do not widely adopt these features. Further, sharp increases in demand for third-party AI services have resulted, and may continue to result, in price increases associated with the third-party AI services integrated into our AI offerings. These price increases are difficult to forecast, may be significant, and could negatively impact the effectiveness and profitability of the consumption-based pricing model. We currently offer certain of our AI features at no additional cost, as we believe they will ultimately enhance user satisfaction, improve customer retention, and drive revenue. If such benefits are not realized, the associated investment costs could further negatively impact our margins. Further, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.
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
Our platform addresses the communications and collaboration needs of users worldwide, and we see international expansion as a major opportunity. Our revenue from APAC and EMEA collectively represented 27.8% and 28.0% of our revenue for the six months ended July 31, 2026 and 2025, respectively. Our customers include multinational corporations with global users, and we expect to continue to expand our international operations, which includes opening offices in new jurisdictions and providing our platform in additional languages to support the needs of these multinational corporations. Any new markets or countries into which we attempt to allow users to access our services or sell subscriptions to our platform may not be receptive. If we are not able to satisfy certain government- and industry-specific requirements, we have in the past and may in the future experience service outages or other adverse consequences, including interference with our local operations or restrictions on our ability to continue our operations in certain jurisdictions, that would impair our ability to operate or expand further into certain markets. As an example, if local or national Chinese government agencies interfered with or placed restrictions on our research and development operations in China, our ability to design new products, features, and functionality on a timely basis or at all, or our ability to effectively deliver our services, would be adversely impacted as a significant portion of our research and development organization resides in China. In addition, our ability to manage our business and conduct our operations internationally in the future requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. We also face risks related to recruiting and retaining talented and capable employees outside the United States, including complying with complex employment- and compensation-related laws, regulations, and practices in these international jurisdictions, and maintaining our company culture across all of our offices. We may also be unable to grant equity compensation to employees in certain countries outside of the United States due to the complexities of local laws and regulations. This may require us to offer equally compelling alternatives to supplement our compensation, such as long-term cash compensation plans or increased short-term cash compensation, in order to continue to attract and retain employees in these jurisdictions.
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
In June and July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the Eastern District of New York (“EDNY”) and the Department of Justice’s U.S. Attorney’s Office for the Northern District of California (“NDCA”). The EDNY and NDCA subpoenas requested information about (among other things) our interactions with foreign governments and/or foreign political parties, including the Chinese government, as well as about storage of and access to user data, including the use of servers based overseas. In addition, the EDNY subpoena requested information about the actions we took responding to law enforcement requests from the Chinese government. The NDCA subpoena also requested documents and information about (among other things) contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. In August 2026, we received a declination from the NDCA that they will not take any further action in this matter. We are fully cooperating with the EDNY investigation and have conducted our own thorough internal investigation. This investigation is ongoing, and we do not know when it will be completed, which facts we will ultimately discover as a result of the investigation, or what actions the EDNY may or may not take. We cannot predict the outcome of the investigation, and a negative outcome in this matter could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business.
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
We sell to customers globally and have international operations primarily in Australia, China, and the U.K. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a portion of our revenue is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the six months ended July 31, 2026 and 2025, 20.5% and 19.6% of our revenue, respectively, and 17.0% and 17.5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. For example, for the six months ended July 31, 2026, our total revenue was lower than anticipated in part due to the strengthening of the U.S. dollar. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
The OECD has also been working on a Base Erosion and Profit Shifting project, which has made (and is expected to continue to make) material changes to various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including the introduction of a country-by-country 15% minimum effective tax rate for certain multinational companies (“Pillar Two”). Numerous countries have enacted, or are in the process of enacting, legislation to implement core elements of the Pillar Two model rules (with further provisions expected to be enacted in the future). Further, the OECD has issued, and is expected to continue to issue, technical provisions and administrative guidance aiming, among other things, to simplify administration of the rules, including transition and safe harbor provisions. For example, on January 5, 2026, the OECD issued a package of measures outlining a framework under which U.S.-parented groups may be excluded from the application of certain aspects of the OECD’s global minimum tax rules pursuant to the terms of a specific safe harbor. In order for these measures to be effective, each member jurisdiction will need to adopt this guidance into local law, and the timing and manner of adoption may vary. As these rules continue to evolve through further legislation and guidance, we will continue to monitor such developments, and evaluate the potential impacts they may have on our effective tax rate, cost of compliance and cash flows in future years.
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
In June 2020, we received a grand jury subpoena from the Department of Justice’s U.S. Attorney’s Office for the EDNY, which requested information regarding our interactions with foreign governments and foreign political parties, including the Chinese government, as well as information regarding storage of and access to user data, the development and implementation of Zoom’s privacy policies, and the actions we took responding to law enforcement requests from the Chinese government. In July 2020, we received subpoenas from the Department of Justice’s U.S. Attorney’s Office for the NDCA and the SEC. Both subpoenas seek documents and information relating to various security, data protection, and privacy matters, including our encryption, and our statements relating thereto, as well as calculation of usage metrics and related public statements. In addition, the NDCA subpoena seeks information relating to any contacts between our employees and representatives of the Chinese government, and any attempted or successful influence by any foreign government in our policies, procedures, practices, and actions as they relate to users in the United States. We have since received additional subpoenas from EDNY and NDCA seeking related information. We are fully cooperating with all of these investigations and have conducted our own thorough internal investigation. On July 30, 2025, the SEC informed us that its investigation has concluded and they do not intend to recommend an enforcement action. On August 17, 2026, the NDCA informed us that their investigation has concluded and they do not intend to take any further action. The EDNY investigation is ongoing, and a negative outcome in this matter could cause us to incur substantial fines, penalties, or other financial exposure, as well as material reputational harm, a loss of customer and user confidence and business, additional expenses, and other harm to our business. We do not know when the EDNY matter will be completed, which facts we will ultimately discover as a result of the investigation, or what actions the government may or may not take.
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
Legislation has been adopted in Florida and Texas that is intended to reduce or eliminate the power of businesses operating on the Internet to moderate user-generated content, implicitly eliminating the federal protections granted under Section 230. Similar legislation has been introduced in other states. Implementation of the Florida and Texas statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, 2022, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review. On September 16, 2022, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13, 2022. On September 29, 2023, the Supreme Court announced that it would review both the Florida and Texas decisions, and on July 1, 2024, the Court issued a decision returning both cases to the trial courts for additional analysis. The district court in Texas, on August 29, 2024, issued a decision staying some portions of the Texas law and allowing others to go into effect, relying on analysis under both Section 230 and the First Amendment. On November 18, 2024, the Fifth Circuit issued an order setting parameters for the district court's consideration of the issues raised by the Supreme Court. On January 31, 2025, the plaintiffs refiled their complaint with revisions to reflect the Supreme Court decision. The August 2024 decision is subject to a pending appeal. The district court in Florida denied a motion to dismiss the suit in that state on May 22, 2025. Florida amended its statute in an effort to address issues that led the court to issue the stay. On June 18, 2026, the district court in Florida denied motions for summary judgment filed by both sides and set a trial date for the case in September 2026. It is likely that any other such state legislation also would be challenged under the First Amendment to the U.S. Constitution and on the ground that it is preempted by Section 230. In addition, on August 27, 2024, the U.S. Court of Appeals for the Third Circuit issued a decision limiting the protections afforded by Section 230 in cases where a social media company curates user feeds to the extent that the feed becomes the speech of the company, reversing a trial court decision that immunized the company under Section 230. We cannot predict whether any such state legislation will be adopted, enforced, modified, overturned, or vacated.
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
Federal Regulation
Zoom Phone is provided through our wholly owned subsidiary, Zoom Voice Communications, Inc., which is regulated by the FCC as an interconnected voice over internet protocol (“VoIP”) service provider. As a result, Zoom Phone is subject to existing or potential FCC regulations, including, but not limited to, regulations relating to privacy, disability access, porting of numbers, federal Universal Service Fund (“USF”), contributions and other regulatory assessments, emergency calling/Enhanced 911 (“E-911”), access charges for long distance services, and law enforcement access. In June 2025, the Supreme Court rejected a challenge to the USF contribution rules. However, a new lawsuit was filed seeking to invalidate the system on other grounds in the U.S. Court of Appeals for the Fifth Circuit on October 1, 2025 and the court has yet to issue a decision.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2026, the holders of our outstanding Class B common stock held 52.0% of the voting power of our outstanding capital stock, with our directors, executive officers and 5% stockholders and their respective affiliates holding 46.0% of such voting power in the aggregate. As of July 31, 2026, our founder, President and Chief Executive Officer, Eric S. Yuan, together with his affiliates, held approximately 7.1% of our outstanding capital stock but controlled approximately 37.7% of the voting power of our outstanding capital stock. Therefore, these holders have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of Zoom or our assets, for the foreseeable future. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (i) the date that is six months following the death or incapacity of Mr. Yuan, (ii) the date that is six months following the date that Mr. Yuan is no longer providing services to us or his employment is terminated for cause, (iii) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class, and (iv) the 15-year anniversary of the closing of our IPO.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Program (in thousands)(1)
May 1 - 31, 2026	950,802	$102.59	950,802	$1,527,442
June 1 - 30, 2026	1,318,420	$92.80	1,318,420	$1,405,088
July 1 - 31, 2026	1,470,991	$89.71	1,470,991	$1,273,131
Total	3,740,213	$94.07	3,740,213

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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Expiration Date
H.R. McMaster, Director	Adoption	06/29/2026	X		Up to 6,500	09/30/2027
Michelle Chang, Executive Officer	Adoption	07/08/2026	X		Up to 81,251	10/31/2027
Kim McGarry, Chief Accounting Officer	Adoption	07/15/2026	X		Up to 22,561	10/31/2027
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

ZOOM COMMUNICATIONS, INC.

Date: August 26, 2026	By:	/s/ Eric S. Yuan
Eric S. Yuan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2026	By:	/s/ Michelle Chang
Michelle Chang
Chief Financial Officer
(Principal Financial Officer)